Form 10QSB
period 2000-03-31
HAWKSDALE FINANCIAL VISIONS INC
filed 2000-05-15
CIK 1096620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                            OR

/ /            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-29531

                       HAWKSDALE FINANCIAL VISIONS, INC.
                   ------------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                           88-0409144
   -------------------------------                             --------------
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

       1105 Terminal Way, Suite 202
              Reno, Nevada                                          89502
-----------------------------------------                          -------
(Address of principal executive offices)                          (Zip code)

                                       N/A
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

At March 31, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements


                                TABLE OF CONTENTS



                                                                        PAGE

ACCOUNTANT'S LETTER                                                       1

BALANCE SHEET - ASSETS                                                    2

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                      3

STATEMENT OF OPERATIONS                                                   4

STATEMENT OF STOCKHOLDERS' EQUITY                                         5

STATEMENT OF CASH FLOWS                                                   6

NOTES TO FINANCIAL STATEMENTS                                            7-11

                          INDEPENDENT AUDITORS' REPORT

Board of Directors                                                  May 15, 2000
HAWKSDALE FINANCIAL VISIONS, INC.
Las Vegas, Nevada

        I have audited the accompanying Balance Sheets of HAWKSDALE FINANCIAL VISIONS, INC. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of stockholders' equity for March 31, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996 (inception), to March 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HAWKSDALE FINANCIAL VISIONS, INC. (A Development Stage Company), as of March 31, 2000, and December 31, 1999, and the related statements of stockholders' equity for March 31, 2000, and December 31, 1999, and statements of operations and cash flows for the three months ending March 31, 2000, and March 31, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996 (inception), to March 31, 2000, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
Phone: (702) 361-8414

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET

                                     ASSETS


                                                    3 MOS. ENDED       YEAR ENDED
                                                    MAR. 31, 2000    DEC. 31, 1999
                                                    -------------    -------------
CURRENT ASSETS                                        $        0      $        0
                                                      ----------      ----------
   TOTAL CURRENT ASSETS                               $        0      $        0
                                                      ----------      ----------

OTHER ASSETS                                          $        0      $        0
                                                      ----------      ----------


   TOTAL OTHER ASSETS                                 $        0      $        0
                                                      ----------      ----------


TOTAL ASSETS                                          $        0      $        0
                                                      ----------      ----------



    The accompanying notes are an integral part of these financial statements

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                      3 MOS. ENDED      YEAR ENDED
                                                      MAR. 31, 2000    DEC. 31, 1999
                                                      -------------    -------------

CURRENT LIABILITIES

   Officers Advances (Note #8)                          $   21,155      $      350
                                                        ----------      ----------


TOTAL CURRENT LIABILITIES                               $   21,155      $      350
                                                        ----------      ----------


STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 2,100,000 shares                                    $    2,100
March 31, 2000 - 2,100,000 share                        $    2,100

   Additional paid in Capital                                    0               0
   Accumulated deficit during
   the development stage                                   -23,255          -2,450
                                                        ----------      ----------


TOTAL STOCKHOLDERS' EQUITY                              $  -21,155      $     -350
                                                        ----------      ----------

TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                                     $        0      $        0
                                                        ----------      ----------


   The accompanying notes are an integral part of these financial statements

                       HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                                                                                          DEC. 6,1996
                         3 MOS ENDED     3 MOS ENDED      YEAR ENDED      YEAR ENDED      (INCEPTION)
                           MARCH 31,      MARCH 31,        DEC. 31,        DEC. 31,       TO MAR.31,
                             2000            1999            1999            1998            2000
                         -----------     -----------      ----------      ----------      -----------

REVENUE                   $        0      $        0      $        0      $        0      $        0
                          ----------      ----------      ----------      ----------      ----------


EXPENSES

  General, Selling
  and Administrative      $   20,805      $      350      $      350      $        0      $   23,255
                          ----------      ----------      ----------      ----------      ----------


TOTAL EXPENSES            $   20,805      $      350      $      350      $        0      $   23,255
                          ----------      ----------      ----------      ----------      ----------


Net Profit/Loss (-)       $  -20,805      $     -350      $     -350      $        0      $  -23,255
                          ----------      ----------      ----------      ----------      ----------


Net Profit/Loss(-)
per weighted
share (Note 2)            $   -.0099      $   -.0002      $   -.0002      $      NIL      $   -.0111
                          ----------      ----------      ----------      ----------      ----------


Weighted average
number of common
shares outstanding         2,100,000       2,100,000       2,100,000       2,100,000       2,100,000
                          ----------      ----------      ----------      ----------      ----------


   The accompanying notes are an integral part of these financial statements

                       HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          ADDITIONAL       ACCUMU-
                            COMMON          STOCK          PAID-IN          LATED
                            SHARES          AMOUNT         CAPITAL         DEFICIT
                          ----------      ----------      ----------      ----------
Balance,
December 31, 1998             21,000      $    2,100      $        0      $   -2,100

November 29, 1999
Changed from no par
value to $0.001                               -2,079          +2,079

November 29, 1999
Forward stock split
100:1                      2,079,000          +2,079          -2,079
Net loss, Year Ended
December 31, 1999                                                               -350
                          ----------      ----------      ----------      ----------

Balance,
December 31, 1999          2,100,000      $    2,100      $        0      $   -2,450

Net Loss
January 1, 2000, to
March 31, 2000                                                               -20,805
                          ----------      ----------      ----------      ----------

Balance,
March 31, 2000             2,100,000      $    2,100      $        0      $  -23,255
                          ----------      ----------      ----------      ----------


   The accompanying notes are an integral part of these financial statements

                       HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                                                                                            DEC. 6,1996
                            3 MOS ENDED      3 MOS ENDED     YEAR ENDED     YEAR ENDED      (INCEPTION)
                             MARCH 31,        MARCH 31,       DEC. 31,        DEC. 31,      TO MAR. 31,
                               2000             1999            1999            1998            2000
                            -----------      -----------     ----------     ----------      -----------

Cash Flow from
Operating Activities
Net Loss                     $  -20,805      $     -350      $     -350      $        0      $  -23,255

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities
Officers Advances               +20,805            +350            +350               0         +21,155
                             ----------      ----------      ----------      ----------      ----------

Net cash used in
operating Activities         $        0      $        0      $        0      $        0      $   -2,100

Cash Flows from
Investing Activities                  0               0               0               0               0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                 0               0               0               0          +2,100
                             ----------      ----------      ----------      ----------      ----------

Net increase
(decrease)
in cash                      $        0      $        0      $        0      $        0      $        0

Cash, beginning
of period                             0               0               0               0               0
                             ----------      ----------      ----------      ----------      ----------


Cash, end of period          $        0      $        0      $        0      $        0      $        0
                             ----------      ----------      ----------      ----------      ----------



   The accompanying notes are an integral part of these financial statements

                          HAWKSDALE FINANCIAL VISIONS,
                                      INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized December 6, 1996, under the laws of the State of Nevada as Hawksdale Financial Visions, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development company.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting Method

               The Company records income and expenses on the accrual method.

        Estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or March 31, 2000.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Income Taxes

               Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

        Reporting on Costs of Start-Up Activities

               Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

        Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2000, the Company had no dilative common stock equivalents such as stock options.

        Year End

               The Company has selected December 31st as its year-end.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Year 2000 Disclosure

               The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of normal business activities. Since the Company currently has no operating business and does not use any computers, and since it has no customers, suppliers or other constituents, there are no material Year 2000 concerns.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended March 31, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

              Net operation loss carry forward                     $  2,450
              Valuation allowance                                  $  2,450

              Net deferred tax asset                               $      0


        The federal net operating loss carry forward will expire from 2016 to 2019.

        This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999


NOTE 4 - STOCKHOLDERS' EQUITY

        Common Stock

        The authorized common stock of Hawksdale Financial Visions, Inc. consists of 25,000,000 shares with a par value of $0.001 per share.

        Preferred Stock

        Hawksdale Financial Visions, Inc. has no preferred stock.


        On December 10, 1996, the company issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

        On November 29, 1999, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001.

        On November 29, 1999, the Company forward split its common stock 100:1, thus increasing the number of outstanding common stock shares from 21,000 shares to 2,100,000.

NOTE 5 - GOING CONCERN

        The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                      March 31, 2000 and December 31, 1999


NOTE 6 - RELATED PARTY TRANSACTIONS

        The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.


NOTE 7 - WARRANTS AND OPTIONS

        There are no warrants or options outstanding to acquire any additional shares of common stock.


NOTE 8 - OFFICERS ADVANCES

        While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.

Item II. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The Company has not commenced business activities and has no assets or operations. The Company has not entered into any negotiations to effectuate a business combination. The Company is dependent upon its officers to meet any de minimis costs which may occur.

        Christina Escobedo, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

        In addition, since the Company has had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, the Company will in all likelihood sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a profitable business opportunity and consummate such a business combination.

        This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or including a business combination.

Item III. Qualitative and Quantitative Disclosures About Market Risk.

        The Company has neither considered or conducted any research concerning qualitative and quantitative market risk.

                                     PART II

                                OTHER INFORMATION

Item 1 -       Legal Proceedings ......................................    None

Item 2 -       Changes in the Rights of the Company's
               Security Holders .......................................    None

Item 3 -       Defaults by the Company on its
               Senior Securities ......................................    None

Item 4 -       Submission of Matter to Vote of Security
               Holders ................................................    None

Item 5 -       Other Information

               The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

               The board of directors has not established any audit committee. In addition, the Company does not have any other compensation or executive or similar committees. The Company will not, in all likelihood, establish any audit committee until such time as the Company completes a business combination, of which there can be no assurance. The Company recognizes that an audit committee, when established, will play a critical role in the financial reporting system of the Company by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as the Company establishes an audit committee, its additional disclosures with the Company's auditors and management may promote investor confidence in the integrity of the financial reporting process.

               Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements with management, (ii) discussions with the independent auditors the matters required to be discussed by the Statement On Auditing Standards No. 61, as may be modified or supplemented, and
(iii) received from the auditors disclosures regarding the auditors' Independents Standards Board Standard No. 1, as may be modified or supplemented.

        The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the quarter then ended.

Item 6 -       Exhibits and Reports on Form 8-K

        The following exhibits are filed with this report:

               (a) No reports on Form 8-K were filed during the quarter for which the report is filed.

               (b)    Financial Data Schedule 27.1.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000                         HAWKSDALE FINANCIAL VISIONS, INC.



                                            By: /S/ Christina Escobedo
                                                --------------------------------
                                                   Christina Escobedo
                                                   President