Form 10QSB
period 2000-06-30
HAWKSDALE FINANCIAL VISIONS INC
filed 2000-08-11
CIK 1096620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-29531

                        HAWKSDALE FINANCIAL VISIONS, INC.
                    -----------------------------------------
                 (Name of Small Business Issuer in its charter)


                Nevada                                          88-0409144
   -------------------------------                            --------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization)                           Identification No.)

       1105 Terminal Way, Suite 202
              Reno, Nevada                                         89502
-----------------------------------------                          -----
(Address of principal executive offices)                        (Zip code)

                                       N/A
                       ----------------------------------
             (Former name, former address and former fiscal year, if
                           changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        At June 30, 2000, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes [ ]   No [X]

                                     PART I

                              FINANCIAL INFORMATION

Item I.   Financial Statements




                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                  June 30, 2000
                                December 31, 1999

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
ACCOUNTANT'S LETTER                                                       1

BALANCE SHEET - ASSETS                                                    2

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                      3

STATEMENT OF OPERATIONS                                                 4-5

STATEMENT OF STOCKHOLDERS' EQUITY                                         6

STATEMENT OF CASH FLOWS                                                 7-8

NOTES TO FINANCIAL STATEMENTS                                           9-12

                      [BARRY L. FRIEDMAN, P.C. LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT


Board of Directors                                                 July 14, 2000
HAWKSDALE FINANCIAL VISIONS, INC.
Las Vegas, Nevada

        I have audited the accompanying Balance Sheets of HAWKSDALE FINANCIAL VISIONS, INC., (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996 (inception), to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

        In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HAWKSDALE FINANCIAL VISIONS, INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statements of stockholders' equity for June 30, 2000, and December 31, 1999, and statements of operation and cash flows for the three months ending June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, and the two years ended December 31, 1999, and December 31, 1998, and the period December 6, 1996 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BARRY L. FRIEDMAN
----------------------
Barry L. Friedman
Certified Public Accountant

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                     ASSETS


                              6 Mos. Ending     Year Ended
                              June 30, 2000    Dec.31, 1999
                              -------------    ------------
CURRENT ASSETS                  $      0         $     0
                                --------         -------

   TOTAL CURRENT ASSETS         $      0         $     0
                                --------         -------


OTHER ASSETS                    $      0         $     0
                                --------         -------


   TOTAL OTHER ASSETS           $      0         $     0
                                --------         -------


   TOTAL ASSETS                 $      0         $     0
                                --------         -------



    The accompanying notes are an integral part of these financial statements

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                             6 Mos. Ending        Year Ended
                                             June 30, 2000       Dec. 31, 1999
                                             -------------       -------------
CURRENT LIABILITIES

   Officers Advances (Note #8)                  $22,440             $  350
                                                -------             ------

TOTAL CURRENT LIABILITIES                       $22,440             $  350
                                                -------             ------


STOCKHOLDERS EQUITY (Note #4)

Common stock, $.001 par value
authorized 25,000,000 shares
issued and outstanding at
December 31, 1999 - 2,100,000 shares                                $2,100
June 30, 2000 - 2,100,000 shares                $ 2,100

   Additional paid in Capital                         0                  0

   Accumulated loss during
   the development stage                        -24,540             -2,450
                                                -------             ------


TOTAL STOCKHOLDERS' EQUITY                      $-22,440             $-350
                                                -------             ------


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                             $     0             $    0
                                                -------             ------



    The accompanying notes are an integral part of these financial statements

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS


                           3 Mos. Ended      3 Mos. Ended       6 Mos. Ended     6 Mos. Ended
                             June 30,          June 30,           June 30,          June 30,
                               2000              1999              2000              1999
                           -----------       -----------        -----------      -----------
REVENUE                     $        0        $        0        $        0        $        0
                            ----------        ----------        ----------        ----------

EXPENSES
  General, Selling
  and Administrative        $    1,285        $        0        $   22,090        $      350
                            ----------        ----------        ----------        ----------

  Total Expenses            $    1,285        $        0        $   22,090        $      350
                            ----------        ----------        ----------        ----------

Net Profit/Loss (-)            $-1,285        $        0        $  -22,090        $     -350
                            ----------        ----------        ----------        ----------

Net Profit/Loss(-)
 Basic and diluted
 (Note #2)                    $ -.0006        $      NIL        $   -.0105        $   -.0002
                            ----------        ----------        ----------        ----------


Weighted average
number of common
shares outstanding           2,100,000         2,100,000         2,100,000         2,100,000
                            ----------        ----------        ----------        ----------



    The accompanying notes are an integral part of these financial statements

                              HAWKSDALE FINANCIAL VISIONS, INC.
                                (A Development Stage Company)


                             STATEMENT OF OPERATIONS (Continued)


                                                                Dec.6, 1996
                            Year Ended        Year Ended        (Inception)
                           December 31,       December 31,      to June 30,
                               1999              1998              2000
                            ----------        ----------        ----------
REVENUE                     $        0        $        0        $        0
                            ----------        ----------        ----------

EXPENSES
  General, Selling
  and Administrative        $      350        $        0        $   24,540
                            ----------        ----------        ----------

  Total Expenses            $      350        $        0        $   24,540
                            ----------        ----------        ----------

Net Profit/Loss (-)             $ -350        $        0         $ -24,540
                            ----------        ----------        ----------

Net Loss per share -
 Basic and diluted
 (Note #2)                    $ -.0002             $ NIL           $-.0117
                            ----------        ----------        ----------


Weighted average
number of common
shares outstanding           2,100,000         2,100,000         2,100,000
                            ----------        ----------        ----------



    The accompanying notes are an integral part of these financial statements

                              HAWKSDALE FINANCIAL VISIONS, INC.
                                (A Development Stage Company)


                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                           Additional      Accumu-
                              Common          Stock         paid-in        lated
                              Shares          Amount        Capital        Deficit
                              ------          ------       ----------      -------
Balance,
December 31, 1998              21,000         $2,100         $    0        $-2,100

November 29, 1999
Changed from no par
value to $0.001                               -2,009         +2,079

November 29, 1999
Forward stock split
100:1                       2,079,000         +2,079         -2,079

Net loss, Year Ended
December 31, 1999                                                             -350
                            ---------         ------         ------      ---------

Balance,
December 31, 1999           2,100,000         $2,100         $    0        $-2,450

Net Loss
January 1, 2000, to
June 30, 2000                                                              -22,090
                            ---------         ------         ------      ---------

Balance,
June 30, 2000               2,100,000         $2,100         $    0       $-24,540
                            ---------         ------         ------      ---------



    The accompanying notes are an integral part of these financial statements

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS


                              3 Mos. Ended   3 Mos. Ended   6 Mos. Ended    6 Mos. Ended
                                June 30,       June 30,       June 30,        June 30,
                                 2000           1999            2000            1999
                              -----------    -----------    -----------     -----------
Cash Flow from
Operating Activities
Net Loss                       $ -1,285        $    0        $ -22,090          $ -350

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                +1,285             0          +22,090            +350
                               --------        ------        ---------          ------

Net cash used in
operating Activities           $      0        $    0        $       0          $    0

Cash Flows from
Investing Activities                  0             0                0               0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                 0             0                0               0
                               --------        ------        ---------          ------

Net increase
(decrease)
in cash                        $      0        $    0        $       0          $    0

Cash, beginning
of period                             0             0                0               0
                               --------        ------        ---------          ------


Cash, end of period            $      0        $    0        $       0          $    0
                               --------        ------        ---------          ------




    The accompanying notes are an integral part of these financial statements

                              HAWKSDALE FINANCIAL VISIONS, INC.
                                (A Development Stage Company)


                             STATEMENT OF CASH FLOWS (CONTINUED)


                                                                                    Dec.6, 1996
                                         Year Ended            Year Ended           (Inception)
                                         December 31,          December 31,          to June 30,
                                            1999                  1998                  2000
                                        ------------          -------------          -----------
Cash Flow from
Operating Activities
Net Loss                                $       -350          $           0          $   -24,540

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                               +350                      0              +22,440
                                        ------------          -------------          -----------

Net cash used in
operating Activities                    $          0          $           0          $    -2,100

Cash Flows from
Investing Activities                               0                      0                    0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                              0                      0               +2,100
                                        ------------          -------------          -----------

Net increase
(decrease)
in cash                                 $          0          $           0          $         0

Cash, beginning
of period                                          0                      0                    0
                                        ------------          -------------          -----------


Cash, end of period                     $          0          $           0          $         0
                                        ------------          -------------          -----------


    The accompanying notes are an integral part of these financial statements

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       June 30, 2000 and December 31, 1999


NOTE 1 - HISTORY AND ORGANIZATION OF THE COMPANY

        The Company was organized December 6, 1996, under the laws of the State of Nevada as Hawksdale Financial Visions, Inc. The Company currently has no operations and in accordance with SFAS #7, is considered a development stage company.


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

        Cash and equivalents

               The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or June 30, 2000.

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       June 30, 2000 and December 31, 1999


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

        Loss Per Share

               Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilative common stock equivalents such as stock options.

        Year End

               The Company has selected December 31st as its year-end.

        Year 2000 Disclosure

               The Y2K issued had no effect on this Company.


NOTE 3 - INCOME TAXES

        There is no provision for income taxes for the period ended June 30, 2000, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of December 31, 1999, is as follows:

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       June 30, 2000 and December 31, 1999


NOTE 3 - INCOME TAXES (CONTINUED)

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       June 30, 2000 and December 31, 1999



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

                                     PART II

                                OTHER INFORMATION

Item 1 -  Legal Proceedings ...........................................  None

Item 2 -  Changes in the Rights of the Company's
          Security Holders ............................................  None

Item 3 -  Defaults by the Company on its
          Senior Securities ...........................................  None

Item 4 -  Submission of Matter to Vote of Security
          Holders .....................................................  None

Item 5 -  Other Information

          (a) Board Meetings

          The board held one meeting during the current quarter, including both regularly scheduled and special meetings and actions by unanimous written consent.

          (b) Committees

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

        The board of directors of the Company, consistent with its intent to enhance the reliability and credibility of its financial statements, has submitted the financial statements included in this Form 10-QSB to its independent auditors prior to the filing of this report. An audit was completed for the period then ended.


          (c) Previous Blank Check Companies - Current
              Blank Check Companies

          Except for Tricia A. Willis, no officer or director of the Company has been officers and directors in any other blank check offerings. The officers and directors, however, do anticipate becoming involved with additional blank check companies who may file under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934 Act, as amended, or either. In addition, the officers and directors of the Company may become involved in additional blank check companies which may request a broker-dealer to request clearance from the NASD Regulation, Inc. for trading clearance in the applicable quotation medium.

          Tricia A. Willis was an officer and director of Ebony & Gold Ventures, Inc., a blank check company. Prior to February 28, 2000, in connection with a merger of a acquisition subsidiary created by Ebony & Gold Ventures, Inc. with an into Booktech.com, Inc., Ms. Willis resigned as an officer and director of Ebony & Gold Ventures, Inc. and surrendered for cancellation the shares of stock held in said company. Booktech.com, Inc. is currently trading on the American Stock Exchange.


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

Dated: August 11, 2000                 HAWKSDALE FINANCIAL VISIONS, INC.



                                       By: /S/ Christina Escobedo
                                           -------------------------------------
                                           Christina Escobedo
                                           President