Form 10KSB40
period 2001-12-31
HAWKSDALE FINANCIAL VISIONS INC
filed 2002-03-29
CIK 1096620

Commission File No. 0-29531

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __ to __

HAWKSDALE FINANCIAL SERVICES, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

NEVADA	88-0409144

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6767 Tropicana Avenue, Suite 207

Las Vegas, Nevada	89103

(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 248-1047

Securities to be registered pursuant to Section 12(b) of the Act:

none

Securities to be registered pursuant to Section 12(g) of the Act:

$.001 Common Stock
(Title of Class)

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K.

         As of December 31, 2001, there were 2,100,000 shares of the registrant’s Common Stock, $.001 par value, outstanding.

         The aggregate market value of shares of Common Stock held by non-affiliates of the registrant is $-0-.

         State the registrant’s revenues for the December 31, 2001 fiscal year: $-0-.

3.

Item 1.      Description of Business.

Introduction

                  Hawksdale Financial Services, Inc. (the “Company”) was incorporated on December 6, 1996, under the laws of the State of Nevada. The Company has been in the developmental stage since inception and has no operations to date. Other than issuing shares to its original shareholders pursuant to a business concept, the Company never commenced any operational activities. As such, the Company can be defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors of the Company has elected to commence implementation of the Company’s principal business purpose described below. The proposed business activities described herein may now classify the Company as a “blank check” company.

                  The Company became a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. In addition, the Company became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted on the OTC Bulletin Board System.

Risk Factors

                  The Company’s business is subject to numerous risk factors, including the following:

1.	The Company has had no operating history nor any revenues or earnings from operations.

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

2.	The Company’s proposed operations is speculative.

                  The success of the Company’s proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with

4.

entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination, of which there can be no assurance, the success of the Company’s operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond the Company’s control.

3.	The Company faces intense competition for business opportunities and combinations.

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

4.	The Company has no agreements for a business combination or other transaction and has established no standards for a business combination.

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

5.

5.	The Company’s success is dependent on management which has other full time employment, has limited experience and will only devote limited part time working for the Company which makes our future even more uncertain.

                  None of the Company’s officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. The Company has not obtained key man life insurance on any of its officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of the Company’s business and its likelihood of continuing operations.

6.	The Company’s officers and directors may in the future participate in business ventures which could be deemed to compete directly with the Company.

                  Additional conflicts of interest and non-arms length transactions may arise in the future in the event the Company’s officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that the Company will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

7.	The reporting requirements under federal securities law may delay or prevent the Company from making certain acquisitions.

                  Sections 13 and 5(d) of the Securities Exchange Act of 1934 (the “1934 Act”), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

6.

8.	The Company has neither conducted, nor have others made available to it, results of market research indicating that any market demand exists for the transactions contemplated by the Company.

                  The Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

9.	The Company’s plan of operation may not permit diversification.

                  The Company’s proposed operations, even if successful, will in all likelihood result in the Company engaging in a business combination with a one limited business opportunity. Consequently, the Company’s activities may be limited to those engaged in by business opportunities which the Company merges with or acquires. The Company’s inability to diversify its activities into a number of areas may subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company’s operations.

10.	The Investment Company Act of 1940 creates a situation wherein the Company would be required to register and could be required to incur substantial additional costs and expenses.

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

7.

11.	The present management of the Company most likely will not remain after the Company completes a business combination.

                  A business combination involving the issuance of the Company’s Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell or transfer all or a portion of the Company’s Common Stock held by them, or resign as members of the Board of Directors of the Company. The resulting change in control of the Company could result in removal of one or more present officers and directors of the Company and a corresponding reduction in or elimination of their participation in the future affairs of the Company.

12.	At the time the Company does any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

                  The Company’s primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of previously authorized and unissued Common Stock of the Company would result in reduction in percentage of shares owned by present and prospective shareholders of the Company and may result in a change in control or management of the Company.

13.	A blank-check company faces substantial additional adverse business and legal consequences.

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

14.	Federal and state tax consequences will, in all likelihood, be a major consideration in any business combination in which the Company may undertake.

                  Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both the Company and the target

8.

entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

15.	The requirement of audited financial statements may disqualify business opportunities.

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

16.	If the Company issues additional or future shares, the present investors per share percentage interest in the Company may be diluted.

                  Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders.

17.	The Company’s common stock may never be public traded and an investor may have no ability to sell the shares.

                  The Company plans to seek a listing on the Over The Counter (“OTC”) Bulletin Board. The Company will contact a market maker to seek the listing on our behalf.

                  Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers’ (“NASD”) Bylaws. The OTC Bulletin Board does not charge the Company a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers’ securities on the OTC Bulletin Board or any similar medium. The Company intends to be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and, as such, we may be deemed compliant with Rule 15c2-11. The NASD Regulation, Inc. will review the market maker’s application and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been

9.

considered by the NASD Regulation, Inc. Furthermore, the clearance should not construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

                  The Company has not contacted any market maker for sponsorship of its shares on the OTC Bulletin Board.

                  The OTC Bulletin Board is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchanges. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

                  If the Company is unable to obtain a market maker to sponsor a listing, the Company will be unable to develop a trading market for the Common Stock. The Company may be unable to locate a market maker that will agree to sponsor our securities. Even if the Company does locate a market maker, there is no assurance that its securities will be able to meet the requirements for a quotation or that the securities will be accepted for listing on the OTC Bulletin Board.

Plan of Operation

                  The Company intends to seek to acquire assets or shares of an entity actively engaged in business which generates revenues in exchange for its securities. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company’s officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

General Business Plan

                  The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the 1934 Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is

10.

purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to shareholders of the Company because it will not permit the Company to offset potential losses from one venture against gains from another.

                  The Company may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

                  The Company anticipates that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders.

                  The Company has made no determination as to whether or not it will file periodic reports in the event its obligation to file such reports is suspended under the 1934 Act. Christina Escobedo, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that she is an officer and director of the Company when the obligation is incurred.

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

11.

Acquisition of Opportunities

                  In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. It may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, the Company’s directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of the Company’s shareholders or may sell their stock in the Company.

                  It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.

                  While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”).

                  The Company will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

                  The Company will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company’s audited financial statements included in its annual report on Form 10-KSB (or 10-K, as applicable).

12.

Competition

                  The Company will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company’s combined extremely limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company’s competitors.

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

                  None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. The Company’s President and Secretary have agreed to allocate a portion of said time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

Item 2.      Description of Property.

                  The Company has no properties and at this time has no agreements to acquire any properties.

13.

                  The Company presently occupies office space supplied by an shareholder of the Company at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company’s needs for the foreseeable future.

Item 3.      Legal Proceedings.

                  There is no litigation pending or threatened by or against the Company.

Item 4.      Submission of Matter to Vote of Security Holders.

                  There has been no matters submitted to the Company’s security holders.

Item 5.      Market for Common Company Equity and Related Stockholder Matter.

                  (a)  Market Price.

                  There is no trading market for the Company’s Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue. The Company intends to request a broker-dealer to make application to the NASD Regulation, Inc. to have the Company’s securities traded on the OTC Bulletin Board Systems or published, in print and electronic media, or either, in the Pink Sheets, LLC “Pink Sheets.”

                  The Securities and Exchange Commission adopted Rule 15g-9, which established the definition of a “penny stock,” for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable

14.

determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stock in both public offering and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

                  Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate which will allow the Company’s securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, the Company will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company’s securities on a national

15.

exchange. In such events, trading, if any, in the Company’s securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s securities.

                  (b)  Holders.

                  There are twenty five (25) holders of the Company’s Common Stock. On June 20, 1994, the Company issued 2,100,000, as adjusted for a forward stock split of its Common Shares, for cash. All of the issued and outstanding shares of the Company’s Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

                  As of the date of this Form 10-KSB, all of the issued and outstanding shares of the Company’s Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

(3)	When either restricted or nonrestricted securities are sold by an affiliate after one year, there are limitations on the amount of securities that may be

16.

sold; when restricted securities are sold by non-affiliates between the first and second years, there are identical limitations; after two years, there are no volume limitations for resales by non-affiliates.

(4)	Except for sales of restricted securities made by nonaffiliates after two years, all sales must be made in brokers’ transactions as defined in Section 4(4) of the Securities Act of 1933, as amended, or a transaction directly with a “market maker” as that term is defined in Section 3(a)(38) of the 1934 Act.

(5)	Except for sales of restricted securities made by nonaffiliates after two years, a notice of proposed sale must be filed for all sales in excess of 500 shares or with an aggregate sales price in excess of $10,000.

(6)	There must be a bona fide intention to sell within a reasonable time after the filing of the notice referred to in (5) above.

                   (c)     Dividends.

                  The Company has not paid any dividends to date, and has no plans to do so in the immediate future.

                   (d)     Application of California law.

                  Section 2115 of the California General Corporation law, however, provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its “outstanding voting securities” and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of the our common stock may be entitled to one vote for each share of common stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of common stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

                  Our existing directors who are also shareholders, acting in harmony, will be able to elect all of the members of our board of directors even if Section 2115 is applicable.

17.

Item 6.      Management’s Discussion and Analysis or Plan of Operation

                  The Company has no current business activities and has no assets or operations. The Company is dependent upon its officers to meet any de minimis costs which may occur.

                  Christina Escobedo, an officer of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

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

18.

Item 7.  Financial Statements.

HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)

19.

Independent Auditor’s Report

To the Board of Directors
Hawksdale Financial Visions, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Hawksdale Financial Visions, Inc. (A Development Stage Company) as of December 31, 2001 and 2000, and the related statements of income, stockholders’ equity, and cash flows for the years then ended and the period December 6, 1996 (inception) through December 31, 2001. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Hawksdale Financial Visions, Inc. (A Development Stage Company) as of December 31, 1999 were audited by other auditors whose have ceased operations and whose report dated January 21, 2000 expressed an unqualified opinion on those statements.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawksdale Financial Visions, Inc. (A Development Stage Company) as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended, and the period December 6, 1996 (inception) through December 31, 2001, in conformity with generally accepted accounting principles.

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

Kyle L. Tingle, CPA, LLC

March 18 2002
Henderson, Nevada

20.

HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS

CURRENT ASSETS	$0	$0

Total current assets	$0	$0

Total assets	$0	$0

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$85	$0

Officers advances (Note 7)	29,670	25,027

Total current liabilities	$29,755	$25,027

STOCKHOLDERS’ EQUITY

Common stock: $.001 par value; authorized 25,000,000 shares; issued and outstanding:

2,100,000 shares at December 31, 2000:	$	$2,100

2,100,000 shares at December 31, 2001;	2,100

Additional Paid In Capital	0	0

Accumulated deficit during development stage	(31,855)	(27,127)

Total stockholders’ equity	$(29,755)	$(25,027)

Total liabilities and stockholders’ equity	$0	$0

         See Accompanying Notes to Financial Statements.

21.

HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

				Dec. 6, 1996
		Year ended		(inception) to
	December 31,	December 31,	December 31,	December 31,
	2001	2000	1999	2001

Revenues	$0	$0	$0	$0

Cost of revenue	0	0	0	0

Gross profit	$0	$0	$0	$0

General, selling and administrative expenses	4,728	24,677	350	31,855

Operating (loss)	$(4,728)	$(24,677)	$(350)	$(31,855)

Nonoperating income (expense)	0	0	0	0

Net (loss)	$(4,728)	$(24,677)	$(350)	$(31,855)

Net (loss) per share, basic and diluted (Note 2)	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Average number of shares of common stock outstanding	2,100,000	2,100,000	2,100,000	2,100,000

         See Accompanying Notes to Financial Statements.

22.

HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY

				Accumulated
				(Deficit)
	Common Stock		Additional	During
			Paid-In	Development
	Shares	Amount	Capital	Stage

Balance, December 31, 1998	2,100,000	$2,100	$0	$(2,100)

November 29, 1999, changed from no par value to $.001		(2,079)	2,079

November 29, 1999, forward stock 100:1		2,079	(2,079)

Net (loss), December 31, 1999				(350)

Balance, December 31, 1999	2,100,000	$2,100	$0	$(2,450)

Net (loss), December 31, 2000				(24,677)

Balance, December 31, 2000	2,100,000	$2,100	$0	$(27,127)

Net (loss) December 31, 2001				(4,728)

Balance, December 31, 2001	2,100,000	$2,100	$0	$(31,855)

         See Accompanying Notes to Financial Statements.

23.

HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

				Dec. 6, 1996
		Years Ended		(inception) to
	December 31,	December 31,	December 31,	December 31,
	2001	2000	1999	2001

Cash Flows From Operating Activities
Net (loss)	$(4,728)	$(24,677)	$(350)	$(31,855)

Adjustments to reconcile net (loss) to cash (used in) operating activities:

Changes in assets and liabilities

Increase in accounts payable	85	0	0	85

Increase in officer advances	4,643	24,677	350	29,670

Net cash (used in) operating activities	$0	$0	$0	$(2,100)

Cash Flows From Investing Activities	$0	$0	$0	$0

Cash Flows From Financing Activities

Issuance of common stock	0	0	0	2,100

Net cash (used in) financing activities	$0	$0	$0	$2,100

Net increase (decrease) in cash	$0	$0	$0	$0

Cash, beginning of period		0	0	$0

Cash, end of period	$0	$0	$0	$0

         See Accompanying Notes to Financial Statements.

24.

HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2001, 2000 and 1999.

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

25.

HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2001, 2000, 1999, and since inception. As of December 31, 2001, 2000 and 1999, and since inception, the Company had no dilutive potential common shares.

Note 3.      Income Taxes

There is no provision for income taxes for the period ended December 31, 2001, due to the net loss and no state income tax in Nevada, the state of the Company’s domicile and operations. The Company’s total deferred tax asset as of December 31, 2001 is as follows:

Net operating loss carry forward	$31,855

Valuation allowance	$(31,855)

Net deferred tax asset	$0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

26.

HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2001 and 2000

Note 4.      Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash of other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The officers and directors have committed to advancing certain operating costs of the Company.

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

27.

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  There have been no changes nor any disagreements with the accountants or the accountant’s findings.

Item 9.      Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

                  The members of the Board of Directors of the Company serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

28.

Name	Ages	Position

Christina Escobedo	51	President/Director

9401 Monogram Avenue

North Hills, CA 91343

Thomas Stanley Babcock	57	Secretary/Treasurer/

2609 Salem Place		Director

Fullerton, CA 92835

Tricia A. Willis	32	Director

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

                  Thomas Stanley Babcock

From 1982 through the present, Mr. Babcock has been the president and chief financial officer for Western Biomedical Enterprises, Inc. (“WBE”) WBE provides clinical laboratory equipment, supplies and technical support to hospital and independent laboratories throughout the Western United States. Mr. Babcock has also been a manager with Clinical Systems Division of E. I. DuPont de Nemours and Company for the past ten years.

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

29.

                  The officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Officers of the Company serve at the will of the Board of Directors.

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

Item 10.    Executive Compensation.

                  None of the Company’s officers and/or directors receive any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the Company has generated revenues from operations after consummation of a merger or acquisition. As of the date of this report statement, the Company has no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with the Company.

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

30.

	Name and
	Address of	Amount and
	Beneficial	Nature of	Percent
Title of Class	Owner	Ownership (*)	of Class

Common	Christina Escobedo	550,000	26.19%

	9401 Monogram Avenue

	North Hills, CA 91343

Common	Thomas Stanley Babcock	550,000	26.19%

	2609 Salem Place

	Fullerton, CA 92835

Common	Tricia A. Willis	350,000	16.67%

	9087 S. Yosemite Street

	#1602

	Lone Tree, CO 80124

Common	All Officers and	1,450,000	69.05%

	Directors as a Group

	(three [3] individuals)

(*) Record Ownership

                  The total of the Company’s outstanding Common Stock are held by 25 persons.

                   (b)      Security Ownership of Management.

                  The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

	Name and
	Address of	Amount and
	Beneficial	Nature of	Percent
Title of Class	Owner	Ownership (*)	of Class

Common	Christina Escobedo	550,000	26.19%

	9401 Monogram Avenue

	North Hills, CA 91343

Common	Thomas Stanley Babcock	550,000	26.19%

	2609 Salem Place

	Fullerton, CA 92835

Common	Tricia A. Willis	350,000	16.67%

	9087 S. Yosemite Street

	#1602

	Lone Tree, CO 80124

31.

Name and
	Address of	Amount and
	Beneficial	Nature of	Percent
Title of Class	Owner	Ownership (*)	of Class

Common	All Officers and	1,450,000	69.05%

Directors as a Group

(three [3] individuals)

(*) Record Ownership

Item 12.    Certain Relationships and Related Transactions.

                  There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

                  Christina Escobedo has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances will be interest-free.

Item 13.    Exhibits and Reports on Form 8-K.

                  There are no reports on Form 8-K incorporated herein by reference.

                  The following document is filed as part of this report:

                  23.1     Consent of Kyle L. Tingle, CPA.

SIGNATURES

                  Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	March 29, 2002		HAWKSDALE FINANCIAL VENTURES, INC.

		By:	/s/ Christina Escobedo

Christina Escobedo

President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 29, 2002		HAWKSDALE FINANCIAL VENTURES, INC.

		By:	/s/ Christina Escobedo

Christina Escobedo

President

32.