Form 10QSB
period 2002-09-30
HAWKSDALE FINANCIAL VISIONS INC
filed 2004-06-15
CIK 1096620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

     At September 30, 2002, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2002
                                DECEMBER 31, 2001

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

   Statements of Income                                                      F-2

   Statements of Stockholders' Equity                                        F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                           F-5-7
________________________________________________________________________________

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                    September 30,   December 31,
                                                             2002           2001
                                                    _____________   ____________


                                     ASSETS

CURRENT ASSETS                                        $      0       $      0
                                                      ________       ________

            Total current assets                      $      0       $      0
                                                      ________       ________

                   Total assets                       $      0       $      0
                                                      ========       ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                 $     85       $     85
     Officers advances (Note 7)                         32,301         29,670
                                                      ________       ________

            Total current liabilities                 $ 32,386       $ 29,755
                                                      ________       ________


STOCKHOLDERS' EQUITY
     Common stock: $.001 par value;
        authorized 25,000,000 shares;
        issued and outstanding:
        2,100,000 shares at December 31, 2001:        $              $  2,100
        2,100,000 shares at September 30, 2002;          2,100
     Additional Paid In Capital                              0              0
     Accumulated deficit during development stage      (34,486)       (31,855)
                                                      ________       ________

            Total stockholders' equity                $(32,386)      $(29,755)
                                                      ________       ________

                   Total liabilities and
                   stockholders' equity               $      0       $      0
                                                      ========       ========


                 See Accompanying Notes to Financial Statements.



                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                                       Dec. 6, 1996
                                  Three months ended           Nine months ended                Year Ended           (inception) to
                               Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,     December 31,   December 31,       Sept. 30,
                                    2002          2001           2002          2001             2001           2000            2002
                               __________    __________     __________    __________    ____________   ____________  ______________

Revenues                       $        0    $        0     $        0    $        0     $        0     $        0     $        0

Cost of revenue                         0             0              0             0              0              0              0
                               __________    __________     __________    __________     __________     __________     __________

          Gross profit         $        0    $        0     $        0    $        0     $        0     $        0     $        0

General, selling and
   administrative expenses              0         2,267          2,631         3,417          4,728         24,677         34,486
                               __________    __________     __________    __________     __________     __________     __________
          Operating (loss)     $       (0)   $   (2,267)    $   (2,631)   $   (3,417)    $   (4,728)    $  (24,677)    $  (34,486)

Nonoperating income
   (expense)                            0             0              0             0              0              0              0
                               __________    __________     __________    __________     __________     __________     __________

   Net (loss)                  $       (0)   $   (2,267)    $   (2,631)   $   (3,417)    $   (4,728)    $  (24,677)    $  (34,486)
                               ==========    ==========     ==========    ==========     ==========     ==========     ==========

   Net (loss) per share,
   basic and diluted
   (Note 2)                    $    (0.00)   $    (0.00)    $    (0.00)   $    (0.00)    $    (0.00)    $    (0.01)    $    (0.02)
                               ==========    ==========     ==========    ==========     ==========     ==========     ==========

   Average number of shares
   of common stock
   outstanding                  2,100,000     2,100,000      2,100,000     2,100,000      2,100,000      2,100,000      2,100,000
                               ==========    ==========     ==========    ==========     ==========     ==========     ==========



                 See Accompanying Notes to Financial Statements.



                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                               Accumulated
                                                                                (Deficit)
                                           Common Stock          Additional      During
                                       _____________________      Paid-In      Development
                                        Shares        Amount      Capital         Stage
                                       _________     _______     __________    ___________

Balance, December 31, 1998             2,100,000     $ 2,100      $     0       $ (2,100)

November 29, 1999, changed from no
    par value to $.001                                (2,079)       2,079

November 29, 1999, forward stock
    100:1                                              2,079       (2,079)

Net (loss), December 31, 1999                                                       (350)
                                       _________     _______      _______       ________

Balance, December 31, 1999             2,100,000     $ 2,100      $     0       $ (2,450)

Net (loss), December 31, 2000                                                    (24,677)
                                       _________     _______      _______       ________

Balance, December 31, 2000             2,100,000     $ 2,100      $     0       $(27,127)

Net (loss), December 31, 2001                                                     (4,728)
                                       _________     _______      _______       ________

Balance, December 31, 2001             2,100,000     $ 2,100      $     0       $(31,855)

Net (loss) January 1, 2002 to
September 30, 2002                                                                (2,631)
                                       _________     _______      _______       ________

Balance, September 30, 2002            2,100,000     $ 2,100      $     0       $(34,486)
                                       =========     =======      =======       ========



                 See Accompanying Notes to Financial Statements.



                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                       Dec. 6, 1996
                                  Three months ended           Nine months ended                 Year Ended          (inception) to
                               Sept. 30,     Sept. 30,      Sept. 30,     Sept. 30,     December 31,   December 31,       Sept. 30,
                                    2002          2001           2002          2001             2001           2000            2002
                               __________    __________     __________    __________    ____________   ____________  ______________

Cash Flows From
Operating Activities
   Net (loss)                    $      0      $ (1,072)      $ (2,631)     $ (3,417)      $ (4,728)      $(24,677)      $(34,486)
   Adjustments to reconcile
   net (loss) to cash
   (used in) operating
   activities:
   Changes in assets
   and liabilities
   Increase(decrease) in
   accounts payable                (2,631)           (3)             0         2,267             85              0             85
   Increase in officer advances     2,631         1,075          2,631         1,150          4,643         24,677         32,301
                                 ________      ________       ________      ________       ________       ________       ________

        Net cash (used in)
           operating activities  $      0      $      0       $      0      $      0       $      0       $      0       $ (2,100)
                                 ________      ________       ________      ________       ________       ________       ________

Cash Flows From
Investing Activities             $      0      $      0       $      0      $      0       $      0       $      0       $      0
                                 ________      ________       ________      ________       ________       ________       ________

Cash Flows From
Financing Activities
   Issuance of common stock             0             0              0             0              0              0          2,100
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
                                 ========      ========       ========      ========       ========       ========       ========



                See Accompanying Notes to Financial Statements.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2002 and 2001, and December 31, 2001 and 2000.

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2002, 2001, 2000, and since inception. As of September 30, 2002 and 2001, December 31, 2001 and 2000, and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

There is no provision for income taxes for the period ended September 30, 2002, due to the net loss and no state income tax in Nevada, the state of the Company's domicile and operations. The Company's total deferred tax asset as of September 30, 2002 is as follows:

                  Net operating loss carry forward            $ 34,486
                  Valuation allowance                         $(34,486)
                                                              ________

                  Net deferred tax asset                      $      0

The net federal operating loss carry forward will expire between 2016 and 2021. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2002, AND DECEMBER 31, 2001


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

Liquidity.

                  As of September 30, 2002, we had total liabilities of $32,386 and we had a negative net worth of $32,386. As of December 31, 2001, we had total liabilities of $29,755 and a negative net worth of $29,755.

                  We have had no revenues from inception through December 31, 2001 and we had no revenues for the period ended September 30, 2002. We have a loss from inception through December 31, 2001 of $31,855 and a loss from inception through September 30, 2002 of $34,486.

                  We have officer's advances of $32,301 from inception to September 30, 2002. The officer's advances as of December 31, 2001 were $29,670 or an increase of $2,185.

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



Dated:  June 15, 2004               HAWKSDALE FINANCIAL VISIONS, INC.


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