Form 10KSB
period 2002-12-31
HAWKSDALE FINANCIAL VISIONS INC
filed 2004-08-24
CIK 1096620

Commission File No. 000-29531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

     /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2002

    / /             TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Transition Period From __ to __

                       HAWKSDALE FINANCIAL VISIONS, INC.
                       ---------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                               88-0409144
   -------------------------------              -------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)

   6767 Tropicana Avenue, Suite 207
         LAS VEGAS, NEVADA                      89103
-----------------------------------------     ---------
(Address of principal executive offices)       (Zip code)

Issuer's telephone number: (702) 248-1047

Securities to be registered pursuant to Section 12(b) of the Act:

                                      none

Securities to be registered pursuant to Section 12(g) of the Act:

                               $.001 COMMON STOCK
                               -------------------
                                (Title of Class)


         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / / No /X/

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendments to this Form 10-K. /X/

         Check if the registrant is an accelerated filer (as defined in Rule
12b2 of the Securities Exchange Act or 1934).   Yes / /  No /X/

         As of December 31, 2002, there were 2,100,000 shares of the registrant's common stock, $.001 par value, outstanding.

         The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

         State the registrant's  revenues for the December 31, 2002 fiscal year:
$-0-.

                                TABLE OF CONTENTS


                                                            PAGE

                                     PART I



Item 1.  Description of Business. . . . . . . . . . . . . .    4

Item 2.   Description of Property . . . . . . . . . . . . .   17

Item 3.   Legal Proceedings . . . . . . . . . . . . . . . .   17

Item 4.  Submission of Matters to a Vote of
         Security Holders . . . . . . . . . . . . . . . . .   17

                                     PART II

Item 5.  Market for Common Equity and
         Related Stockholder Matters  . . . . . . . . . . .   17

Item 6.  Management's Discussion and Analysis
         or Plan of Operation . . . . . . . . . . . . . . .   21

Item 7.  Financial Statements . . . . . . . . . . . . . . .   23

Item 8.  Changes In and Disagreements with
         Accountants on Accounting and Financial
         Disclosure . . . . . . . . . . . . . . . . . . . .   24

Item 8A. Controls and Procedures. . . . . . . . . . . . . .   24


                                    PART III


Item 9.  Directors, Executive Officers, Promoters
         and Control Persons; Compliance with
         Section 16(a) of the Exchange Act. . . . . . . . .   25

Item 10. Executive Compensation . . . . . . . . . . . . . .   26

Item 11. Security Ownership of Certain
         Beneficial Owners and Management
         And Related Stockholder Matters  . . . . . . . . .   26

Item 12. Certain Relationships and
         Related Transactions . . . . . . . . . . . . . . .   27

Item 13. Exhibits and Reports on Form 8-K . . . . . . . . .   27

Item 14. Controls and Procedures. . . . . . . . . . . . . .   28

Item 15. Principal Accountant Fees
         and Services . . . . . . . . . . . . . . . . . . .   28

         Signature. . . . . . . . . . . . . . . . . . . . .   29

                                     PART I


Item 1.  DESCRIPTION OF BUSINESS.

Introduction

         Hawksdale Financial Visions, Inc. (sometimes the "Company") was incorporated on December 6, 1996 under the laws of the State of Nevada. We originally had intended to time share a single family dwelling house in the Rum Cay area of the Bahamas, offering a one-twelfth fractional interest. As at March 31, 1997, all funds raised by the sale of shares of $.001 par value common stock ("Common Stock") in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

         Since March 31, 1997, we have been in the developmental stage and have had no operations. As of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. As a shell company, our sole purpose at this time is to locate and consummate a merger or acquisition with a private entity.

         We became a reporting company on a voluntary basis because the primary attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences. Only those companies that report their current financial information to the Securities and Exchange Commission, banking, or insurance regulators are permitted to be quoted on the OTC Bulletin Board System.

Risk Factors

         Our business is subject to numerous risk factors, including the following:

1. We have had no operating history nor any revenues or earnings from operations and we are insolvent.

         We have no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due.

2.       Our proposed plan of operation is speculative.

         The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

3. We face intense competition for business opportunities and combinations.

         We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

4. We have no agreements for a business combination or other transaction and have established no standards for a business combination.

         We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which it will require a target business opportunity to have achieved, and without which we would not consider a business combination in any form with such business opportunity. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

5. Our success is dependent on management that has other full time employment, has limited experience and will only devote limited part time working for the Company that makes our future even more uncertain.

         None of our officers has entered into a written employment agreement with the Company and none is expected to do so in the foreseeable future. We have not obtained key man life insurance on any of our officers or directors. Notwithstanding the combined limited experience and time commitment of management, loss of the services of any of these individuals would adversely affect development of our business and its likelihood of continuing operations.

6. Our officers and directors may in the future participate in business ventures that could be deemed to compete directly with the Company.

         Additional conflicts of interest and non-arms length transactions may arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business. Management has adopted a policy that we will not seek a merger with, or acquisition of, any entity in which management serve as officers, directors or partners, or in which they or their family members own or hold any ownership interest.

7. The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

         Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

         In addition to the certified financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we may be required to include that information that is normally reported by a company in a Form 10 or Form 10-SB. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

8. We have neither conducted, nor have others made available to us, results of market research indicating that any market demand exists for the transactions contemplated by us.

         We do not have, and do not plan to establish, a marketing organization. Even in the event demand is identified for a merger or acquisition contemplated by the Company, there is no assurance that we will be successful in completing any such business combination.

9.       Our plan of operation may not permit diversification.

         Our proposed operations, even if successful, will in all likelihood result in us engaging in a business combination with a one limited business opportunity. Consequently, our activities may be limited to those engaged in by business opportunities which we merge with or acquires. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

10. The Investment Company Act of 1940 creates a situation wherein we would be required to register and could be required to incur substantial additional costs and expenses.

         Although we will be subject to regulation under the 1934 Act, management believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combination that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

11. Our present management most likely will not remain after we complete a business combination.

         A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our management to sell or transfer all or a portion of the Company's Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or more present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

12. At the time we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

         Our current primary plan of operation is based upon a business combination with a private concern that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued Common Stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

13. As a shell company, we face substantial additional adverse business and legal consequences.

         We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders and the inability or unwillingness to comply with various federal and state laws enacted for the protection of investors.

         The Securities and Exchange Commission is considering whether to propose amendments to the Form 8-S and the Form 8-K for shell companies like us. The proposed amendments could expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments may prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and may revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. The Form 8-K filing may be reviewed by the Securities and Exchange Commission and the prospects of certain disclosures or review or the lack of the ability to issue securities using a Form S-8 may delay the consummation of a business combination because of the target entities inability to comply with various federal and state laws enacted for the protection of investors or the unwillingness to assume the significant costs of compliance.

14. Federal and state tax consequences will, in all likelihood, be a major consideration in any business combination in which we may undertake.

         Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. The Company intends to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

15. The requirement of audited financial statements may disqualify business opportunities.

         Our management believes that any potential business opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

16. If the Company issues additional or future shares, the present investors per share percentage interest in the Company may be diluted.

         Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders.

17. Our officers and directors are the principal shareholders and will be able to approve all corporate actions without shareholder consent and will control our Company.

         Our principal shareholders, Christina Escobedo, Stanley Thomas Babcock and Tricia A. Willis currently own approximately 69.05% of our Common Stock. They will have significant influence over all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, they are directors and will be able to elect all of the members of our board of directors, allowing them to exercise significant control of our affairs and management. In addition, they may transact most corporate matters requiring shareholder approval by written consent, without a duly-noticed and duly-held meeting of shareholders.

18. Our Common Stock may never be public traded and you may have no ability to sell the shares.

         There is no established public trading market for our shares of Common Stock.

         There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell them. Accordingly, you should be able to bear the financial risk of losing your entire investment.

         Only market makers can apply to quote securities. Market makers who desire to initiate quotations in the OTC Bulletin Board system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the National Association of Securities Dealers' ("NASD") Bylaws. The OTC Bulletin Board will not charge us with a fee for being quoted on the service. NASD rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC Bulletin Board or any similar medium. The NASD Regulation, Inc. will review the market maker's application (unless an exemption is applicable) and if cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain NASD rules and Rule 15c2-11 have been considered by the NASD Regulation, Inc. Furthermore, the clearance should not construed by any investor as indicating that the NASD Regulation, Inc., the Securities and Exchange Commission or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

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

         In addition, there is no assurance that our Common Stock will be accepted for listing on the OTC Bulletin Board or in any other trading system.

12. If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

         The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

13. Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

         There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

         Current shareholders, and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

         Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our initial shareholders, because they originally paid $.10 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

         (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

         (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

         (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

         (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

         (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

         Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

                  Alaska            Nevada           Tennessee
                  Arkansas          New Mexico       Texas
                  California        Ohio             Utah
                  Delaware          Oklahoma         Vermont
                  Florida           Oregon           Washington
                  Georgia           Pennsylvania
                  Idaho             Rhode Island
                  Indiana           South Carolina
                  Nebraska          South Dakota

         Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

         We do not have any legal opinions as it relates to whether we are a blind pool or blank-check company. The Securities and Exchange Commission have adopted a rule (Rule 419) which defines a blank-check company as (i) a development stage company, that is (ii) offering penny stock, as defined by Rule 3a51-1, and (iii) that has no specific business plan or purpose or has indicated that its business plan is engage in a merger or acquisition with an unidentified company or companies. Certain jurisdictions may have definitions that are more restrictive than Rule 419. We have been informed that the Securities and Exchange Commission has cautioned that "it will scrutinize registered offerings for attempts to create the appearance that the registrant... has a specific business plan, in an effort to avoid the applicable of Rule 419. Provisions of Rule 419 apply to every registration statement filed under the Securities Act of 1933, as amended, relating to an offering by a blank-check company. We have never filed a registration statement under the Securities Act of 1933, as amended.

         If we are later determined to be a so-called "blank check" company, our shareholders will be required to file a registration statement under the Securities Act of 1933, as amended, prior to the resale of the Common Stock, unless there exists a transactional or security exemption for such sale under the Securities Act of 1933, as amended. Current shareholders and person who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that the we are under no obligation to register the shares on behalf of our shareholders under the Securities Act of 1933, as amended.

14. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

         The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

         These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for our stock that becomes subject to the penny stock rules, and accordingly, shareholders of our Common Stock may find it difficult to sell their securities, if at all.

Plan of Operation

         The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities. We have no particular acquisitions in mind and we are not currently engaged in any negotiations regarding any such acquisition. Although the our officers and directors (also the majority shareholders) have engaged in preliminary negotiations and discussions with representatives of other companies regarding the possibility of an acquisition or merger between the Company and such other company or a possible change of control, as of the date of this Form 10-KSB, there are no agreements for any merger or acquisition or change of control.

General Business Plan

         The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the advantages of a company who has complied with the 1934 Act. We will not restrict its search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

         We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

         We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are numerous firms seeking the benefits of an Issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes), for all shareholders.

         We have made no determination as to whether or not it will file periodic reports in the event its obligation to file such reports is suspended under the 1934 Act. Christina Escobedo, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that she is an officer and director of the Company when the obligation is incurred.

         It is anticipated that we will incur nominal expenses in the implementation of its business plan described herein. Because we have no capital with which to pay these anticipated expenses, present management of the Company will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which management has to have these loans repaid will be from a prospective merger or acquisition candidate.

Acquisition of Opportunities

         In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is probable that the present management and shareholders of the Company will no longer be in control of the Company. In addition, our directors may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in the Company.

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

         We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

         Our present intent is that we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-KSB. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we may be required to include that information that is normally reported by a company in its original Form 10 or Form 10-SB.

Competition

         We will remain an insignificant participant among the firms that engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Investment Company Act of 1940

         Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, our management believes that we will not be subject to regulation under the Investment Company Act of 1940 insofar as the Company will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in the Company holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of the Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject the Company to material adverse consequences.

Employees

         We have no full time or part-time employees.

         None of the officers and directors anticipates devoting more than ten (10%) percent of his or her time to Company activities. Our President and Secretary have agreed to allocate a portion of said time to the activities of the Company, without compensation. These officers anticipate that the business plan of the Company can be implemented by their devoting minimal time per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officers.

Item 2.  DESCRIPTION OF PROPERTY.

         We have no properties and at this time has no agreements to acquire any properties.

         The Company presently occupies office space supplied by our registered agent representative in the State of Nevada at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to the Company on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger or acquisition. Management believes that this arrangement will meet the Company's needs for the foreseeable future.


Item 3.  LEGAL PROCEEDINGS.

         There is no litigation pending or threatened by or against the Company.


Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

         There have been no matters submitted to the Company's security holders.


                                     PART II


Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a) Market Price.

         There is no established trading market in our Common Stock as of the date of this Form 10-KSB.

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

         Management intends to strongly consider undertaking a transaction with any merger or acquisition candidate that will allow our securities to be traded without the aforesaid limitations. However, there can be no assurances that, upon a successful merger or acquisition, we will qualify its securities for listing on NASDAQ or some other national exchange, or be able to maintain the maintenance criteria necessary to insure continued listing. The failure of the Company to qualify its securities or to meet the relevant maintenance criteria after such qualification in the future may result in the discontinuance of the inclusion of the Company's securities on a national exchange. In such events, trading, if any, in our securities may then continue in the non-NASDAQ over-the-counter market. As a result, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company's securities.

         (b) Holders.


         There are twenty five (25) holders of the Company's Common Stock. On December 11, 1996, we issued 2,100,000, (as adjusted for a prior forward stock split) of its Common Stock, for cash. All of the issued and outstanding shares of the Company's Common Stock were issued in accordance with the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended.

         As of the date of this Form 10-KSB, all of our issued and outstanding shares of Common Stock held by non-affiliates are eligible for sale under Rule 144 promulgated under the Securities Act of 1933, as amended, subject to certain limitations included in said Rule. In general, under Rule 144, a person (or persons whose shares are aggregated), who has satisfied a one year holding period, under certain circumstances, may sell within any three-month period a number of shares which does not exceed the greater of one percent of the then outstanding Common Stock or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who has satisfied a two-year holding period and who is not, and has not been for the preceding three months, an affiliate of the Company.

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

         (c) Dividends.

         We have not paid any stock dividends and cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

         (d) Application of California law.

         Section 2115 of the California General Corporation law provides that a corporation incorporated under the laws of a jurisdiction other than California, but which has more than one-half of its "outstanding voting securities" and which has a majority of its property, payroll and sales in California, based on the factors used in determining its income allocable to California on its franchise tax returns, may be required to provide cumulative voting until such time as the Company has its shares listed on certain national securities exchanges, or designated as a national market security on NASDAQ (subject to certain limitations). Accordingly, holders of our Common Stock may be entitled to one vote for each share of Common Stock held and may have cumulative voting rights in the election of directors. This means that holders are entitled to one vote for each share of Common Stock held, multiplied by the number of directors to be elected, and the holder may cast all such votes for a single director, or may distribute them among any number of all of the directors to be elected.

         Our existing directors who are also shareholders, acting in harmony, will be able to elect all of the members of the board of directors even if
Section 2115 is applicable.


Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This discussion may contain certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those forward-looking statements. The factors that may cause actual results to differ materially is that the Company has no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public company and that there can be no assurance that the Company will be successful in identifying and evaluating suitable business opportunities or completing a business combination.

Plan of Operation.

         We will continue to seek a new business opportunity or business combination over the next twelve month period of time. We are currently not engaged in any preliminary negotiations to effectuate a business combination. The majority shareholders have had no preliminary negotiations that, if consummated, may result in a change in control. We have been informed that, if, pursuant to any arrangement or understanding with the person or persons acquiring securities in a transaction subject to the 1934 Act, any persons are to be elected or designated as directors of the Company, otherwise than at a meeting of security holders, and the persons so elected or designated will constitute a majority of the directors of the Company, then, not less than 10 days prior to the date any such persons take office as a director, or such shorter period prior to the date the Securities and Exchange Commission may authorize upon a showing of good cause therefore, the Company shall file with the Securities and Exchange Commission and transmit to all holders of record of securities of the Company who would be entitled to vote at a meeting for election of directors, information substantially equivalent to certain information which would be required by Schedule 14A of Regulation 14A to be transmitted if such person or persons were nominees for election as directors at a meeting of such security holders.

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

         We are dependent upon our officers to meet any de minimis costs that we may incur. Christina Escobedo, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. As part of any transaction that may result in the change in control of the Company, Christina Escobedo may forgive the indebtedness owed to him by us. We are obligated to Christina Escobedo for officer's advances of $32,301 as of December 31, 2002. We will then be dependent upon our new officer and directors or others to meet any costs and expenses incurred.

         Since we have had no operating history nor any revenues or earnings from operations, with no significant assets or financial resources, we will in all likelihood continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a profitable business opportunity and consummate such a business combination.

Financial Condition.

         Our auditor's going concern opinion and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses. We do not have sufficient cash or other material assets or do we have sufficient operations or an established source of revenue to cover our operational costs that would allow us to continue as a going concern. We are insolvent in that we are unable to pay our debts in the ordinary course of business as they become due. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts and classification of liabilities that might result should we be unable to continue as a going concern.

         We are unable to predict our future income; accordingly, we do not know when our operating expenses and operating losses will cease and when we will begin reducing our accumulated deficit and commence repayment of the officers' advances, if ever.

Liquidity.

         As of December 31, 2002, we had total liabilities of $32,471 and we had a negative net worth of $32,471. As of December 31, 2001, we had total liabilities of $29,755 and a negative net worth of $29,755.

         We have had no revenues from inception through December 31, 2002. We have a loss from inception through December 31, 2002 of $31,940. Our loss from inception through December 31, 2001 was $31,855.

         We have officer's advances of $29,670 from inception to December 31, 2001. The officer's advances as of December 31, 2002 were $32,301 or an increase of $2,631 from the prior year.


Item 7.  FINANCIAL STATEMENTS.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                DECEMBER 31, 2003
                                DECEMBER 31, 2002

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS







REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                F-1
---------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                      F-2

   Statements of Income                                                F-3

   Statements of Stockholders' Deficit                                 F-4

   Statements of Cash Flows                                            F-5

   Notes to Financial Statements                                F-6 - F-10
---------------------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


         To the Board of Directors
         Hawksdale Financial Visions, Inc.
         Las Vegas, Nevada


         I have audited the accompanying balance sheets of Hawksdale Financial Visions, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the related statements of income, stockholders' deficit, and cash flows for the years then ended and the period December 6, 1996 (inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hawksdale Financial Visions, Inc. (A Development Stage Company) as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended and the period December 6, 1996 (inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






         Kyle L. Tingle, CPA, LLC


         July 24, 2004
         Las Vegas, Nevada


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                  December 31,     December 31,
                                                                                                          2003             2002
                                                                                                 -------------     ------------


                                                                     ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============


                                                      LIABILITIES AND STOCKHOLDERS' DEFICIT
          CURRENT LIABILITIES
               Accounts payable                                                                  $         255     $        170
               Officers advances                                                                        32,301           32,301
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      32,556     $     32,471
                                                                                                 -------------     ------------


          STOCKHOLDERS' DEFICIT
               Common stock: $0.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2002:                                         $                 $      2,100
                  2,100,000 shares at December 31, 2003;                                                 2,100
               Additional paid in capital                                                                    0                0
               Accumulated deficit during development stage                                            (34,656)         (34,571)
                                                                                                 -------------     ------------

                      Total stockholders' deficit                                                $     (32,556)    $    (32,471)
                                                                                                 --------------    -------------

                             Total liabilities and
                             stockholders' deficit                                               $           0     $          0
                                                                                                 =============     ============



See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                                   Dec. 6, 1996
                                                                                          Year ended             (inception) to
                                                                                December 31,      December 31,     December 31,
                                                                                        2003              2002             2003
                                                                                ------------     -------------     ------------

       Revenues                                                                 $          0     $           0     $          0

       Cost of revenue                                                                     0                 0                0
                                                                                ------------     -------------     ------------

                  Gross profit                                                  $          0     $           0     $          0
       General, selling and
          administrative expenses                                                         85             2,716           34,656
                                                                                ------------     -------------     ------------
                  Operating loss                                                $        (85)    $      (2,716)    $    (34,656)
       Nonoperating income (expense)                                                       0                 0                0
                                                                                ------------     -------------     ------------

          Net loss                                                              $        (85)    $      (2,716)    $    (34,656)
                                                                                ============     =============     ============


          Net loss per share, basic
          and diluted                                                           $      (0.00)    $      (0.00)     $      (0.02)
                                                                                ============     =============     ============

          Average number of shares
          of common stock outstanding                                              2,100,000         2,100,000        2,100,000
                                                                                ============     =============     ============


See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                 ACCUMULATED
                                                                                                    (DEFICIT)
                                                                                 ADDITIONAL           DURING
                                                      COMMON STOCK                 PAID-IN       DEVELOPMENT
                                            -------------------------------
                                                SHARES           AMOUNT             CAPITAL            STAGE           TOTAL
                                            --------------    -------------     -------------    -------------     ------------



          December 10, 1996, issue
            common stock                         2,100,000    $       2,100     $          0     $           0     $      2,100
          Net loss, December 31, 1996                                                                   (2,100)          (2,100)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, December 31, 1996             2,100,000    $       2,100     $          0     $      (2,100)    $          0
          Net loss, December 31, 1997                                                                                         0
                                            --------------    -------------     ------------     -------------     ------------

          Balance, December 31, 1997             2,100,000    $       2,100     $          0     $      (2,100)    $          0
          Net loss, December 31, 1998                                                                                         0
                                            --------------    -------------     ------------     -------------     ------------

          Balance, December 31, 1998             2,100,000    $       2,100     $          0     $      (2,100)    $          0
          November 29, 1999, changed
            from no par value to $0.001                              (2,079)           2,079

          November 29, 1999, forward
            stock split 100:1                                         2,079           (2,079)

          Net loss, December 31, 1999                                                                     (350)            (350)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, December 31, 1999             2,100,000    $       2,100     $          0     $      (2,450)    $       (350)
          Net loss, December 31, 2000                                                                  (24,677)         (24,677)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, December 31, 2000             2,100,000    $       2,100     $          0     $     (27,127)    $    (25,027)
          Net loss December 31, 2001                                                                    (4,728)          (4,728)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, December 31, 2001             2,100,000    $       2,100     $          0     $     (31,855)    $    (29,755)
          Net loss, December 31, 2002                                                                   (2,716)          (2,716)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, December 31, 2002             2,100,000    $       2,100     $          0     $     (34,571)    $    (32,471)
          Net loss, December 31, 2003                                                                      (85)             (85)
                                            --------------    -------------     ------------     --------------    -------------

          Balance, December 31, 2003             2,100,000    $       2,100     $          0     $     (34,656)    $    (32,556)
                                            ==============    =============     ============     ==============    =============


See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                   Dec. 6, 1996
                                                                                         Year ended              (inception) to
                                                                                December 31,      December 31,     December 31,
                                                                                        2003              2002             2003
                                                                                ------------     -------------     ------------

         Cash Flows From
         Operating Activities
             Net loss                                                           $        (85)    $      (2,716)    $    (34,656)
             Adjustments to reconcile net loss
             to cash used in operating activities:
             Changes in assets and liabilities
             Increase in accounts payable                                                 85                85              255
                                                                                ------------     -------------     ------------

                  Net cash used in
                     operating activities                                       $          0     $      (2,631)    $    (34,401)
                                                                                ------------     --------------    -------------

         Cash Flows From
         Investing Activities                                                   $          0     $           0     $          0
                                                                                ------------     -------------     ------------

         Cash Flows From
         Financing Activities
             Issuance of common stock                                                      0                 0            2,100
             Increase in officer advances                                                  0             2,631           32,301
                                                                                ------------     -------------     ------------

                  Net cash provided by
                     financing activities                                       $          0     $       2,631     $     34,401
                                                                                ------------     -------------     ------------

                  Net increase (decrease)
                     in cash                                                    $          0     $           0     $          0

         Cash, beginning of period                                                         0                 0     $          0
                                                                                ------------     -------------     ------------

         Cash, end of period                                                    $          0     $           0     $          0
                                                                                ============     =============     ============



See Accompanying Notes to Financial Statements.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2003 and 2002.

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities
         ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities" ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.
         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operations.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

         In November 2003, the EITF reached a consensus on Issue 03-10, APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for the redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS No. 132 (revised 2003) revises employers' disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not have an impact on our financial condition or results of operations.

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 2.  STOCKHOLDERS' EQUITY (CONTINUED)

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2003, 2002, and since inception. As of December 31, 2003, 2002 and since inception, the Company had no dilutive potential common shares.

NOTE 3.  INCOME TAXES

         We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

         The components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                                      2003              2002
                                             -------------     -------------
          Net operating loss carryforward    $      12,129     $      12,100
          Valuation allowance                      (12,129)          (12,100)
                                             --------------    --------------

          Net deferred tax asset             $           0     $           0
                                             =============     =============

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                              2003              2002    Since Inception
                                                     -------------     -------------    ---------------
         Tax at statutory rate                       $          29     $         951    $      12,129
         Increase in valuation allowance                       (29)             (951)         (12,129)
                                                     --------------    --------------   --------------

         Net deferred tax asset                      $           0     $           0    $           0
                                                     =============     =============    =============



         The net federal operating loss carry forward will expire between 2016 and 2023. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


NOTE 4.  RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. An officer or resident agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 5.  WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common stock of the Company.

NOTE 6.  OFFICERS ADVANCES

         The Company has incurred costs while seeking additional capital through a merger with an existing company. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no change no disagreements with the accountants or the accountant's findings.


Item 8A. CONTROLS AND PROCEDURES.

         Evaluation of Disclosure on Controls and Procedures.

         Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this annual report, our president and treasurer have determined that the our current disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

         There have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) or any other factors during the fiscal year ended December 31, 2002, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.



                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The members of our Board of Directors serve until the next annual meeting of the stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. Information as to the directors and executive officers of the Company is as follows:

                  NAME                     AGES         POSITION


                  Christina Escobedo        52          President/Director
                  9401 Monogram Avenue
                  North Hills, CA 91343

                  Thomas Stanley Babcock    59          Secretary/Treasurer/
                  2609 Salem Place                      Director
                  Fullerton, CA 92835

                  Tricia A. Willis          34          Director
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

         TRICIA A. WILLIS

         From 1997 through the present, Ms. Willis has been employed by AT&T Local Services as a switch provisioner responsible for coordination of residential switch translations in both DMS and 5ESS switches. From 1994 to 1997 Ms. Willis was employed by United Parcel Service as a preferred customer associate, a liaison with preferred customers resolving shipping problems, billing issues and up-selling products. In 1994 Ms. Willis was a customer service representative for West Bank One responsible for new accounts, loan functions and teller-customer relations.

         Our officers and directors may be deemed parents and promoters of the Company as those terms are defined by the Securities Act of 1933, as amended. All directors hold office until the next annual stockholders' meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and qualified. Our officers serve at the will of the Board of Directors.

         There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

         We have checked the box provided on the cover page of this Form to indicate that there is no disclosure in this form of reporting person delinquencies in response to Item 405 of Regulation S-B.


Item 10. EXECUTIVE COMPENSATION.

         None of the our officers and/or directors receive any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this report, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

         We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         (a) Security Ownership of Certain Beneficial Owners.

         The following table sets forth the security and beneficial ownership for each class of equity securities of the Company for any person who is known to be the beneficial owner of more than five percent of the Company.


                    NAME AND
                   ADDRESS OF              AMOUNT AND
                   BENEFICIAL              NATURE OF        PERCENT
TITLE OF CLASS       OWNER                 OWNERSHIP (*)    OF CLASS
_________________________________________________________________________

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
                  Directors as a Group
                  (three [3] individuals)

         (*) Record and Beneficial Ownership

         The total of the Company's outstanding Common Stock are held by 25 persons.

         (b) Security Ownership of Management.

         The following table sets forth the ownership for each class of equity securities of the Company owned beneficially and of record by all directors and officers of the Company.

                  NAME AND
                  ADDRESS OF               AMOUNT AND
                  BENEFICIAL               NATURE OF        PERCENT
TITLE OF CLASS       OWNER                OWNERSHIP (*)    OF CLASS
_______________________________________________________________________

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
                  Directors as a Group
                  (three [3] individuals)

         (c) Ownership and Change in Control.

         Each of the security ownership by the beneficial owners and by management is also the owner of record for the like number of shares. There are currently no arrangements that would result in a change in our control.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

         Christina Escobedo has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act provided that she is an officer and director of the Company when the obligation is incurred. All advances will be interest-free.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

         There are no reports on Form 8-K incorporated herein by reference.

         The following documents are filed as part of this report:

         31.1 Certification of Chief Executive Officer.

         31.2 Certification of Chief Financial Officer.

         32.1 Section 906 Certification.

         32.2 Section 906 Certification.

Item 14.  CONTROLS AND PROCEDURES.

         See Item 8 above for the information required by Item 307 of Regulation S-B.


Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

         Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2001 was $2,000 and applicable for the fiscal year ended December 31, 2002 was $500.

Audit Relate Fees.

         There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2001 and December 31, 2002.

All Other Fees.

         There was a tax preparation fee billed for the fiscal year ended December 31, 2001 for $75.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 24, 2004        HAWKSDALE FINANCIAL VISIONS, INC.



                              By: /s/ CHRISTINA ESCOBEDO
                                 ____________________________
                                 Christina Escobedo
                                 President/Director

                              By: /s/ THOMAS STANLEY BABCOCK
                                 ____________________________
                                 Thomas Stanley Babcock
                                 Secretary/Treasurer/Director

                              By: /s/ TRICIA A. WILLIS
                                  ___________________________
                                  Tricia A. Willis
                                  Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 24, 2004         HAWKSDALE FINANCIAL VISIONS, INC.



                              By: /s/ CHRISTINA ESCOBEDO
                                 ____________________________
                                 Christina Escobedo
                                 President/Director

                              By: /s/ THOMAS STANLEY BABCOCK
                                 ____________________________
                                 Thomas Stanley Babcock
                                 Secretary/Treasurer/Director

                              By: /s/ TRICIA A. WILLIS
                                  ___________________________
                                  Tricia A. Willis
                                  Director