Form 10QSB
period 2003-03-31
HAWKSDALE FINANCIAL VISIONS INC
filed 2004-08-26
CIK 1096620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

                                            OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-29531


                        HAWKSDALE FINANCIAL VISIONS, INC.
                     --------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                                   88-0409144
   -------------------------------              ----------------------
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                 Identification No.)


  6767 W. TROPICANA AVENUE, SUITE 207
         LAS VEGAS, NEVADA                                89103
----------------------------------------               ----------
(Address of principal executive offices)               (Zip code)

Issuer's telephone number: (702) 248-1027


                     ----------------------------------------------
                     (Former name, former address and former fiscal
                      year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes // No /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / / No /X/

State the number of shares outstanding of each of the issuer's classes of common equity, for the period covered by this report and as at the latest practicable date:

         At March 31, 2003, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2003
                                DECEMBER 31, 2002

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








--------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                            F-1

   Statements of Income                                      F-2

   Statements of Stockholders' Equity                        F-3

   Statements of Cash Flows                                  F-4

   Notes to Financial Statements                       F-5 - F-9
--------------------------------------------------------------------


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                     March 31,     December 31,
                                                                                                          2003             2002
                                                                                                 -------------     ------------


                                                                     ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============


                                                      LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $         170     $        170
               Officers advances (Note 7)                                                               32,301           32,301
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      32,471     $     32,471
                                                                                                 -------------     ------------


          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2002:                                         $                 $      2,100
                  2,100,000 shares at March 31, 2003;                                                    2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (34,571)         (34,571)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (32,471)    $    (32,471)
                                                                                                 --------------    -------------

                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============




                 See Accompanying Notes to Financial Statements.



                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                             Dec. 6, 1996
                                                     Three months ended                       Years Ended          (inception) to
                                                 March 31,        March 31,     December 31,     December 31,      March 31,
                                                      2003             2002             2002              2001             2003
                                            --------------    -------------     ------------     -------------     ------------

       Revenues                             $            0    $           0     $          0     $           0     $          0

       Cost of revenue                                   0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

                  Gross profit              $            0    $           0     $          0     $           0     $          0
       General, selling and
          administrative expenses                        0            2,631            2,716             4,728           34,571
                                            --------------    -------------     ------------     -------------     ------------
                  Operating (loss)          $           (0)   $      (2,631)    $     (2,716)    $      (4,728)    $    (34,571)

       Nonoperating income (expense)                     0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

          Net (loss)                        $           (0)   $      (2,631)    $     (2,716)    $      (4,728)    $    (34,571)
                                            ===============   ==============    =============    ==============    =============


          Net (loss) per share, basic
          and diluted (Note 2)              $        (0.00)    $      (0.00)     $     (0.00)      $     (0.00)     $     (0.02)
                                            ==============    =============     ============     =============     ============

          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000        2,100,000
                                            ==============    =============     ============     =============     ============



                 See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                   ACCUMULATED
                                                                                                                    (DEFICIT)
                                                                                                   ADDITIONAL         DURING
                                                                       COMMON STOCK                  PAID-IN       DEVELOPMENT
                                                              -------------------------------        CAPITAL          STAGE
                                                                   SHARES          AMOUNT
                                                              -------------     -------------    -------------     -------------



          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          November 29, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          November 29, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                    (350)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (2,450)

          Net (loss), December 31, 2000                                                                                 (24,677)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (27,127)

          Net (loss), December 31, 2001                                                                                  (4,728)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (31,855)

          Net (loss), December 31, 2002                                                                                  (2,716)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (34,571)

          Net (loss) January 1, 2003 to
          March 31, 2003                                                                                                     (0)
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2003                                 2,100,000     $      2,100     $           0     $    (34,571)
                                                              =============     ============     =============     =============


                 See Accompanying Notes to Financial Statements.



                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                   Dec. 6, 1996
                                                      Three months ended                 Years Ended             (inception) to
                                                 March 31,        March 31,     December 31,     December 31,         March 31,
                                                      2003             2002             2002              2001             2003
                                            --------------    -------------     ------------     -------------     ------------


         Cash Flows From
         Operating Activities
             Net (loss)                     $           (0)   $      (2,631)    $     (2,716)    $      (4,728)    $    (34,571)
             Adjustments  to  reconcile
             net (loss) to cash (used in)
             operating
             activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0            2,631               85                85              170
                                            --------------    -------------     ------------     -------------     ------------

                  Net cash (used in)
                     operating activities   $            0    $           0     $     (2,631)    $      (4,643)    $    (34,401)
                                            --------------    -------------     -------------    --------------    -------------

         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0     $          0
                                            --------------    -------------     ------------     -------------     ------------

         Cash Flows From
         Financing Activities
             Increase in officer advances                0                0            2,631             4,643           32,301
             Issuance of common stock                    0                0                0                 0            2,100
                                            --------------    -------------     ------------     -------------     ------------

                  Net cash (used in)
                     financing activities   $                 $           0     $      2,631     $       4,643     $     34,401
                                            --------------    -------------     ------------     -------------     ------------

                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $           0     $          0

         Cash, beginning of period                       0                0                0                 0     $          0
                                            --------------    -------------     ------------     -------------     ------------
         Cash, end of period                $            0    $           0     $          0     $           0     $          0
                                            ==============    =============     ============     =============     ============


                 See Accompanying Notes to Financial Statements.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2003 and 2002, and December 31, 2002 and 2001.

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002



         NOTE 1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                     (CONTINUED)

         NEW ACCOUNTING PRONOUNCEMENTS

         In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities
         ("FIN 46"). Under that interpretation, certain entities known as "Variable Interest Entities: ("VIE") must be consolidated by the "primary beneficiary" of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE's in which a significant (but not majority) variable interest if held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transaction date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIE's created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company's 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into of modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

         In May 2003,  the FASB  issued SFAS No.  150,  "Accounting  for Certain
         Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many financial instruments having been classified as equity. We adopted SFAS No. 150 on July 1, 2003. The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments non-controlling interests in subsidiaries included in consolidated financial statements. The adoption of SFAS No. 150 did not have a material impact on our financial condition or results of operation.

         In November 2003, the EITF reached a consensus on Issue 03-01, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment's fair value that is below cost is not considered other -than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002



         NOTE 1.      NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
                     (CONTINUED)

         NEW ACCOUNTING PRONOUNCEMENTS

         In November 2003, the EITF reached a consensus on Issue 03-10. APPLICATION OF EITF 02-16 BY RESELLERS TO SALES INCENTIVES OFFERED TO CONSUMERS BY MANUFACTURERS, addressing how a reseller is to account for redemption of a manufacturer's coupon by a consumer at the reseller's location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in cost of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

         In December 2003, the FASB issued SFAS No. 132 (revised 2003), EMPLOYERS' DISCLOSURE ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS. SFAS No. 132 (revised 2003) revises employers' disclosure about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, EMPLOYERS' ACCOUNTING FOR PENSIONS, SFAS No. 88, EMPLOYERS' ACCOUNTING FOR SETTLEMENTS AND CURTAILMENTS OF DEFINED BENEFIT PENSION PLANS AND FOR TERMINATION BENEFITS, and SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS. The Revised statement retains the disclosure requirements contained in the original SFAS 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not have an impact on our financial condition or results of operations.

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002



         NOTE 2.      STOCKHOLDERS' EQUITY (CONTINUED)

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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2003, 2002, 2001, and since inception. As of December 31, 2002, 2001, 2000, and since inception, the Company had no dilutive potential common shares.

         NOTE 3.  INCOME TAXES

         We did not provided any current or deferred U.S. federal income tax provisions or benefit for any periods presented because we have experienced operating losses since inception. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will earn income sufficient to realize the deferred tax assets during the carryforward period.

         The Components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:


                                                      2003             2002
                                              ------------    -------------
         Net operating loss carry forward     $     12,129    $     12,100
         Valuation allowance                  $    (12,129)   $    (12,100)
                                              ------------    -------------

         Net deferred tax asset               $          0    $          0

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                   2003                  2002    Since Inception
                                                         --------------        --------------    ---------------
         Tax at statutory rate                           $           29        $          951    $        12,129
         Increase in valuation allowance                 $          (29)       $         (951)           (12,129)
                                                         --------------        --------------    ---------------

         Net deferred tax asset                          $            0        $            0    $             0

         The net federal operating loss carry forward will expire between 2016 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2003, AND DECEMBER 31, 2002


         NOTE 4. RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. The registered agent of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors for the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interest. The Company has not formulated a policy for the resolution of such conflicts.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The discussion contained herein contains "forward- looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10QSB. Our actual results could differ materially from those discussed in this report.

Generally.

         The Company currently has no assets or operations. Since March 31, 1997, we have been in the developmental stage and have had no operations. We originally had intended to time share a single family dwelling house in the Rum Cay area of the Bahamas, offering a one-twelfth fractional interest. As at March 31, 1997, all funds raised by the sale of shares of $.001 par value common stock in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

         As of the date hereof, the Company can be defined as a "shell" company, whose sole purpose is to locate and consummate a merger or acquisition with another public entity or a private entity. We are not a blank-check nor blind pool company.

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

Liquidity.

         As of March 31, 2003, we had total liabilities of $32,471 and we had a negative net worth of $32,471. As of December 31, 2002, we had total liabilities of $32,471 and a negative net worth of $32,471.

         We have had no revenues from inception through December 31, 2002 and we had no revenues for the period ended March 31, 2003. We have a loss from inception through December 31, 2002 of $34,571 and a loss from inception through March 31, 2003 of $34,571.

         We have officer's advances of $32,301 from inception to March 31, 2003. The officer's advances as of December 31, 2002 were $32,301. Our accounts payable did not increased nor decrease. As of December 31, 2003 and as of March 31, 2003, our accounts payable remained at $170.

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

Item 6 -.Exhibits and Reports on Form 8-K

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

Dated:  August 26, 2004,      HAWKSDALE FINANCIAL VISIONS, INC.


                              By: /s/ CHRISTINA ESCOBEDO
                                 ----------------------------------
                                      Christina Escobedo
                                      President and Chief Executive
                                      Officer and Director

                              By: /s/ THOMAS STANLEY BABCOCK
                                 ----------------------------------
                                      Thomas Stanley Babcock
                                      Treasurer and Chief Financial
                                      Officer and Director

                              By: /s/ TRICIA A. WILLIS
                                 ----------------------------------
                                      Tricia A. Willis
                                      Director