Form 10QSB
period 2003-06-30
HAWKSDALE FINANCIAL VISIONS INC
filed 2004-08-26
CIK 1096620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

         At June 30, 2003, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.   Financial Statements

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 JUNE 30, 2003
                                DECEMBER 31, 2002

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

   Notes to Financial Statements                       F-5 - F-9
--------------------------------------------------------------------


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                      June 30,     December 31,
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


          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2002:                                         $                 $      2,100
                  2,100,000 shares at June 30, 2003;                                                     2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (34,571)         (34,571)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (32,471)    $    (32,471)
                                                                                                 -------------     ------------

                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============

                 See Accompanying Notes to Financial Statements.



                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                                   Dec. 6, 1996
                                                      Six months ended                    Years Ended            (inception) to
                                                  June 30,         June 30,     December 31,     December 31,          June 30,
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
                                            ==============    =============     ============     =============     ============


                 See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                                   ACCUMULATED
                                                                                                                     (DEFICIT)
                                                                                                  ADDITIONAL          DURING
                                                                       COMMON STOCK                PAID-IN          DEVELOPMENT
                                                              -------------------------------      CAPITAL             STAGE
                                                                   SHARES          AMOUNT
                                                              -------------     -------------    -------------     -------------




          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          November 29, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          November 29, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                    (350)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (2,450)

          Net (loss), December 31, 2000                                                                                 (24,677)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (27,127)

          Net (loss), December 31, 2001                                                                                  (4,728)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (31,855)

          Net (loss), December 31, 2002                                                                                  (2,716)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (34,571)

          Net (loss) January 1, 2003 to
          June 30, 2003                                                                                                      (0)
                                                              -------------     ------------     -------------     -------------

          Balance, June 30, 2003                                  2,100,000     $      2,100     $           0     $    (34,571)
                                                              =============     ============     =============     =============


                 See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                                   Dec. 6, 1996
                                                      Six months ended                    Years Ended            (inception) to
                                                  June 30,         June 30,     December 31,     December 31,          June 30,
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
                                            ==============    =============     ============     =============     ============


                 See Accompanying Notes to Financial Statements.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2003 and 2002, and December 31, 2002 and 2001.

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002



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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002



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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2003, AND DECEMBER 31, 2002



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

         The Components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                                       2003                 2002
                                              -------------        -------------
         Net operating loss carry forward     $      12,129        $     12,100
         Valuation allowance                  $     (12,129)       $    (12,100)
                                              -------------        -------------

         Net deferred tax asset               $           0        $          0

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                       2003                  2002       Since Inception
                                                --------------        --------------    ---------------
         Tax at statutory rate                  $           29        $          951    $        12,129
         Increase in valuation allowance        $          (29)       $         (951)           (12,129)
                                                ---------------       --------------    ----------------

         Net deferred tax asset                 $            0        $            0    $             0

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

Liquidity.

         As of June 30, 2003, we had total liabilities of $32,471 and we had a negative net worth of $32,471. As of December 31, 2002, we had total liabilities of $32,471 and a negative net worth of $32,471.

         We have had no revenues from inception through December 31, 2002 and we had no revenues for the period ended June 30, 2003. We have a loss from inception through December 31, 2002 of $34,571 and a loss from inception through June 30, 2003 of $34,571.

         We have officer's advances of $32,301 from inception to June 30, 2003. The officer's advances as of December 31, 2002 were $32,301. Our accounts payable did not increased nor decrease. As of December 31, 2003 and as of March 31, 2003, our accounts payable remained at $170.

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