Form 10KSB
period 2003-12-31
HAWKSDALE FINANCIAL VISIONS INC
filed 2004-08-26
CIK 1096620

Commission File No. 000-29531

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

     /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended: December 31, 2003

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

         As of December 31, 2003, there were 2,100,000 shares of the registrant's common stock, $.001 par value, outstanding.

         The aggregate market value of shares of common stock held by non-affiliates of the registrant, as of the last business day of registrant's most recently completed fiscal quarter, and as of the date hereof, is $-0-.

         State the registrant's  revenues for the December 31, 2003 fiscal year:
$-0-.

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

         We are dependent upon our officers to meet any de minimis costs that we may incur. Christina Escobedo, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the 1934 Act; provided that she is an officer and director of the Company when the obligation is incurred. As part of any transaction that may result in the change in control of the Company, Christina Escobedo may forgive the indebtedness owed to him by us. We are obligated to Christina Escobedo for officer's advances of $32,301 as of December 31, 2003. We will then be dependent upon our new officer and directors or others to meet any costs and expenses incurred.

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

Liquidity.

         As of December 31, 2002, we had total liabilities of $32,471 and we had a negative net worth of $32,471. As of December 31, 2003, we had total liabilities of $32,556 and a negative net worth of $32,556.

         We have had no revenues from inception through December 31, 2002. We have a loss from inception through December 31, 2002 of $31,940. Our loss from inception through December 31, 2003 was $32,556.

         We have officer's advances of $29,670 from inception to December 31, 2002. The officer's advances as of December 31, 2003 were also $32,301.

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


Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

         Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2003 was $2,500 and applicable for the fiscal year ended December 31, 2003 was $2,000.

Audit Relate Fees.

         There were no audit related services and no fees billed for audited related services for the fiscal year ended December 31, 2003 and December 31, 2002.

All Other Fees.

         There was no tax preparation fees billed for the fiscal year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 26, 2004        HAWKSDALE FINANCIAL VISIONS, INC.



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

Date: August 26, 2004         HAWKSDALE FINANCIAL VISIONS, INC.



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