Form 10QSB
period 2004-03-31
HAWKSDALE FINANCIAL VISIONS INC
filed 2004-08-30
CIK 1096620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

                                          OR

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION FROM _______ TO ________.

                         COMMISSION FILE NUMBER 0-29531


                        HAWKSDALE FINANCIAL VISIONS, INC.
                     --------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)


              NEVADA                             88-040914
   -------------------------------         ----------------------
   (State or other jurisdiction of           (I.R.S. Employer
    incorporation or organization)          Identification No.)


  6767 W. TROPICANA AVENUE, SUITE 207
         LAS VEGAS, NEVADA                      89103
----------------------------------------      ---------
(Address of principal executive offices)       (Zip code)

Issuer's telephone number: (702) 248-1027


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

         At March 31, 2004, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                 MARCH 31, 2004
                                DECEMBER 31, 2003

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS








----------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Balance Sheets                                                       F-1

   Statements of Income                                                 F-2

   Statements of Stockholders' Equity                                   F-3

   Statements of Cash Flows                                             F-4

   Notes to Financial Statements                                  F-5 - F-9
----------------------------------------------------------------------------


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                     March 31,     December 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------

                                                           ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============




                                            LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $         255     $        255
               Officers advances (Note 7)                                                               32,301           32,301
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      32,556     $     32,556
                                                                                                 -------------     ------------

          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2003:                                         $                 $      2,100
                  2,100,000 shares at March 31, 2004;                                                    2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (34,656)         (34,656)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (32,556)    $    (32,556)
                                                                                                 -------------     ============

                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


                See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                                   Dec. 6, 1996
                                                     Three months ended                  Years Ended             (inception) to
                                                 March 31,        March 31,     December 31,     December 31,         March 31,
                                                      2004             2003             2003              2002             2004
                                            --------------    -------------     ------------     -------------     ------------

       Revenues                             $            0    $           0     $          0     $           0     $          0

       Cost of revenue                                   0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

                  Gross profit              $            0    $           0     $          0     $           0     $          0

       General, selling and
          administrative expenses                        0                0               85             2,716           34,656
                                            --------------    -------------     ------------     -------------     ------------
                  Operating (loss)          $           (0)   $          (0)    $        (85)    $      (2,716)    $    (34,656)

       Nonoperating income (expense)                     0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

          Net (loss)                        $           (0)   $          (0)    $        (85)    $      (2,716)    $    (34,656)
                                            ===============   ==============    =============    ==============    ============



          Net (loss) per share, basic
          and diluted (Note 2)              $       (0.00)    $      (0.00)     $     (0.00)      $     (0.00)     $      (0.02)
                                            ==============    =============     ============     =============     ============


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000        2,100,000
                                            ==============    =============     ============     =============     ============



                 See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                                    ACCUMULATED
                                                                                                                     (DEFICIT)
                                                                                                  ADDITIONAL           DURING
                                                                       COMMON STOCK                 PAID-IN         DEVELOPMENT
                                                              -------------------------------       CAPITAL            STAGE
                                                                   SHARES          AMOUNT
                                                              -------------     -------------    -------------     ------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          November 29, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          November 29, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                    (350)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (2,450)

          Net (loss), December 31, 2000                                                                                 (24,677)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (27,127)

          Net (loss), December 31, 2001                                                                                  (4,728)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (31,855)

          Net (loss), December 31, 2002                                                                                  (2,716)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (34,571)

          Net (loss), December 31, 2003                                                                                     (85)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2003                              2,100,000     $      2,100     $           0     $    (34,656)

          Net (loss) January 1, 2004 to
          March 31, 2004                                                                                                     (0)
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2004                                 2,100,000     $      2,100     $           0     $    (34,656)
                                                              =============     ============     =============     ============


                 See Accompanying Notes to Financial Statements.



                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                   Dec. 6, 1996
                                                      Three months ended                Years Ended              (inception) to
                                                 March 31,        March 31,     December 31,     December 31,         March 31,
                                                      2004             2003             2003              2002             2004
                                            --------------    -------------     ------------     -------------     ------------

         Cash Flows From
         Operating Activities
             Net (loss)                     $           (0)   $          (0)    $        (85)    $      (2,716)    $    (34,656)
             Adjustments to reconcile
             net (loss) to cash (used in)
             operating
             activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0                0               85                85              255
                                            --------------    -------------     ------------     -------------     ------------

                  Net cash (used in)
                     operating activities   $            0    $           0     $         (0)    $      (2,631)    $    (34,401)
                                            --------------    -------------     -------------    --------------    ------------


         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0     $          0
                                            --------------    -------------     ------------     -------------     ------------


         Cash Flows From
         Financing Activities
             Increase in officer advances                0                0                0             2,631           32,301
             Issuance of common stock                    0                0                0                 0            2,100
                                            --------------    -------------     ------------     -------------     ------------

                  Net cash (used in)
                     financing activities   $                 $           0     $          0     $       2,631     $     34,401
                                            --------------    -------------     ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $           0     $          0


         Cash, beginning of period                       0                0                0                 0     $          0
                                            --------------    -------------     ------------     -------------     ------------

         Cash, end of period                $            0    $           0     $          0     $           0     $          0
                                            ==============    =============     ============     =============     ============

                 See Accompanying Notes to Financial Statements.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of March 31, 2004 and 2003, and December 31, 2003 and 2002.

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003



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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003



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

         On November 29, 1999, the State of Nevada approved the Company's Amendment to the Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

         The Company has not authorized any preferred stock.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003



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

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 2,100,000 during 2004, 2003, 2002, and since inception. As of December 31, 2003, 2002, 2001, and since inception, the Company had no dilutive potential common shares.

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

         The Components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                                        2003               2002
                                              --------------     --------------
         Net operating loss carry forward     $       12,129     $      12,100
         Valuation allowance                  $      (12,129)    $     (12,100)
                                              --------------     --------------

         Net deferred tax asset               $            0     $           0

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                   2003                  2002    Since Inception
                                                         --------------        --------------    ---------------

         Tax at statutory rate                           $           29        $          951    $        12,129
         Increase in valuation allowance                 $          (29)       $         (951)           (12,129)
                                                         --------------        --------------    ---------------

         Net deferred tax asset                          $            0        $             0   $             0

         The net federal operating loss carry forward will expire between 2016 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      MARCH 31, 2004, AND DECEMBER 31, 2003


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

         NOTE 6.  OFFICERS ADVANCES

         The Company has incurred costs in connection with its business purpose and to comply with the federal securities laws. An officer of the Company has advanced funds on behalf of the Company to pay for these costs. These funds have been advanced interest free.

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

Liquidity.

         As of March 31, 2004, we had total liabilities of $32,556 and we had a negative net worth of $32,556. As of December 31, 2003, we had total liabilities of $32,301 and a negative net worth of $32,301.

         We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended March 31, 2004. We have a loss from inception through December 31, 2003 of $34,656 and a loss from inception through March 31, 2004 of $34,656.

         We have officer's advances of $32,301 from inception to March 31, 2004. The officer's advances as of December 31, 2003 were $32,301. Our accounts payable did not increase nor decrease. As of December 31, 2003 and as of March 31, 2004, our accounts payable were $255.

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


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings ................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders .................................................None

Item 3 -.Defaults by the Company on its
         Senior Securities ................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ..........................................................None

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

Item 6 - Exhibits and Reports on Form 8-K

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

Dated:  August 30, 2004,      HAWKSDALE FINANCIAL VISIONS, INC.


                              By: /s/ CHRISTINA ESCOBEDO
                                  ---------------------------------
                                   Christina Escobedo
                                   President and Chief Executive
                                   Officer and Director

                              By: /s/ THOMAS STANLEY BABCOCK
                                  ---------------------------------
                                   Thomas Stanley Babcock
                                   Treasurer and Chief Financial
                                   Officer and Director

                              By: /s/ TRICIA A. WILLIS
                                  ---------------------------------
                                   Director