Form 10QSB
period 2004-06-30
HAWKSDALE FINANCIAL VISIONS INC
filed 2004-08-30
CIK 1096620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

         At June 30, 2004, and as of the date hereof, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.

Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


Item 1.  Financial Statements

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                                  JUNE 30, 2004
                                DECEMBER 31, 2003

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

   Statements of Income                                                 F-2

   Statements of Stockholders' Equity                                   F-3

   Statements of Cash Flows                                             F-4

   Notes to Financial Statements                                  F-5 - F-9
----------------------------------------------------------------------------


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS


                                                                                                      June 30,     December 31,
                                                                                                          2004             2003
                                                                                                 -------------     ------------

                                                           ASSETS

          CURRENT ASSETS                                                                         $           0     $          0
                                                                                                 -------------     ------------

                      Total current assets                                                       $           0     $          0
                                                                                                 -------------     ------------

                             Total assets                                                        $           0     $          0
                                                                                                 =============     ============




                                            LIABILITIES AND STOCKHOLDERS' EQUITY
          CURRENT LIABILITIES
               Accounts payable                                                                  $         255     $        255
               Officers advances (Note 7)                                                               33,425           32,301
                                                                                                 -------------     ------------

                      Total current liabilities                                                  $      33,680     $     32,556
                                                                                                 -------------     ------------

          STOCKHOLDERS' EQUITY
               Common stock: $.001 par value;
                  authorized 25,000,000 shares;
                  issued and outstanding:
                  2,100,000 shares at December 31, 2003:                                         $                 $      2,100
                  2,100,000 shares at June 30, 2004;                                                     2,100
               Additional Paid In Capital                                                                    0                0
               Accumulated deficit during development stage                                            (35,780)         (34,656)
                                                                                                 -------------     ------------

                      Total stockholders' equity                                                 $     (33,680)    $    (32,556)
                                                                                                 -------------     ============

                             Total liabilities and
                             stockholders' equity                                                $           0     $          0
                                                                                                 =============     ============


                See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME




                                                                                                                   Dec. 6, 1996
                                                     Six months ended                    Years Ended             (inception) to
                                                  June 30,         June 30,     December 31,     December 31,          June 30,
                                                      2004             2003             2003              2002             2004
                                            --------------    -------------     ------------     -------------     ------------

       Revenues                             $            0    $           0     $          0     $           0     $          0

       Cost of revenue                                   0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

                  Gross profit              $            0    $           0     $          0     $           0     $          0

       General, selling and
          administrative expenses                    1,124                0               85             2,716           35,780
                                            --------------    -------------     ------------     -------------     ------------
                  Operating (loss)          $       (1,124)   $          (0)    $        (85)    $      (2,716)    $    (35,780)

       Nonoperating income (expense)                     0                0                0                 0                0
                                            --------------    -------------     ------------     -------------     ------------

          Net (loss)                        $       (1,124)   $          (0)    $        (85)    $      (2,716)    $    (35,780)
                                            ===============   ==============    =============    ==============    ============



          Net (loss) per share, basic
          and diluted (Note 2)              $       (0.00)    $      (0.00)     $     (0.00)      $     (0.00)     $      (0.02)
                                            ==============    =============     ============     =============     ============


          Average number of shares
          of common stock outstanding            2,100,000        2,100,000        2,100,000         2,100,000        2,100,000
                                            ==============    =============     ============     =============     ============



                 See Accompanying Notes to Financial Statements.


                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                                                    ACCUMULATED
                                                                                                                     (DEFICIT)
                                                                                                  ADDITIONAL           DURING
                                                                       COMMON STOCK                 PAID-IN         DEVELOPMENT
                                                              -------------------------------       CAPITAL            STAGE
                                                                   SHARES          AMOUNT
                                                              -------------     -------------    -------------     ------------

          Balance, December 31, 1998                              2,100,000     $      2,100     $           0     $     (2,100)

          November 29, 1999, changed from no
              par value to $.001                                                      (2,079)            2,079

          November 29, 1999, forward stock
              100:1                                                                    2,079            (2,079)

          Net (loss), December 31, 1999                                                                                    (350)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 1999                              2,100,000     $      2,100     $           0     $     (2,450)

          Net (loss), December 31, 2000                                                                                 (24,677)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2000                              2,100,000     $      2,100     $           0     $    (27,127)

          Net (loss), December 31, 2001                                                                                  (4,728)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2001                              2,100,000     $      2,100     $           0     $    (31,855)

          Net (loss), December 31, 2002                                                                                  (2,716)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2002                              2,100,000     $      2,100     $           0     $    (34,571)

          Net (loss), December 31, 2003                                                                                     (85)
                                                              -------------     ------------     -------------     -------------

          Balance, December 31, 2003                              2,100,000     $      2,100     $           0     $    (34,656)

          Net (loss) January 1, 2004 to
          June 30, 2004                                                                                                  (1,124)
                                                              -------------     ------------     -------------     -------------

          Balance, March 31, 2004                                 2,100,000     $      2,100     $           0     $    (35,780)
                                                              =============     ============     =============     ============


                 See Accompanying Notes to Financial Statements.



                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                                   Dec. 6, 1996
                                                      Six months ended                  Years Ended              (inception) to
                                                  June 30,        June 30,      December 31,     December 31,          June 30,
                                                      2004             2003             2003              2002             2004
                                            --------------    -------------     ------------     -------------     ------------

         Cash Flows From
         Operating Activities
             Net (loss)                     $       (1,124)   $          (0)    $        (85)    $      (2,716)    $    (35,780)
             Adjustments to reconcile
             net (loss) to cash (used in)
             operating
             activities:
             Changes in assets
             and liabilities
             Increase in accounts payable                0                0               85                85              255
                                            --------------    -------------     ------------     -------------     ------------

                  Net cash (used in)
                     operating activities   $        1,124    $           0     $         (0)    $      (2,631)    $    (35,525)
                                            --------------    -------------     -------------    --------------    ------------


         Cash Flows From
         Investing Activities               $            0    $           0     $          0     $           0     $          0
                                            --------------    -------------     ------------     -------------     ------------


         Cash Flows From
         Financing Activities
             Increase in officer advances            1,124                0                0             2,631           33,425
             Issuance of common stock                    0                0                0                 0            2,100
                                            --------------    -------------     ------------     -------------     ------------

                  Net cash (used in)
                     financing activities   $        1,124    $           0     $          0     $       2,631     $     35,525
                                            --------------    -------------     ------------     -------------     ------------


                  Net increase (decrease)
                     in cash                $            0    $           0     $          0     $           0     $          0


         Cash, beginning of period                       0                0                0                 0     $          0
                                            --------------    -------------     ------------     -------------     ------------

         Cash, end of period                $            0    $           0     $          0     $           0     $          0
                                            ==============    =============     ============     =============     ============

                 See Accompanying Notes to Financial Statements.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


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

         CASH

         For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of June 30, 2004 and 2003, and December 31, 2003 and 2002.

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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003



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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003



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

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003



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

         The Components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                                        2003               2002
                                              --------------     --------------
         Net operating loss carry forward     $       12,129     $      12,100
         Valuation allowance                  $      (12,129)    $     (12,100)
                                              --------------     --------------

         Net deferred tax asset               $            0     $           0

         A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                        2003               2002    Since Inception
                                              --------------     --------------    ---------------
         Tax at statutory rate                $           29     $          951    $        12,129
         Increase in valuation allowance      $          (29)    $         (951)           (12,129)
                                              --------------     --------------    -----------------

         Net deferred tax asset               $            0     $            0    $             0



         The net federal operating loss carry forward will expire between 2016 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                        HAWKSDALE FINANCIAL VISIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                      JUNE 30, 2004, AND DECEMBER 31, 2003


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

Liquidity.

         As of June 30, 2004, we had total liabilities of $33,680 and we had a negative net worth of $33,680. As of December 31, 2003, we had total liabilities of $32,301 and a negative net worth of $32,301. Our total liabilities and our negative net worth each increased by $1,379.

         We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended June 30, 2004. We have a loss from inception through December 31, 2003 of $34,656 and a loss from inception through June 30, 2004 of $35,780. Our losses increased for the current quarter and for the period ending June 30, 2004 by $1,124.

         We have officer's advances of $33,425 from inception to June 30, 2004. The officer's advances as of December 31, 2003 and March 31, 2004 were $32,301. The officer's advances increased during the current quarter by $1,124. Our accounts payable did not increase nor decrease. As of December 31, 2003 and as of June 30, 2004, our accounts payable were $255.

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


                                     PART II

                                OTHER INFORMATION

Item 1 - Legal Proceedings .......................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ........................................None

Item 3 -.Defaults by the Company on its
         Senior Securities .......................................None

Item 4 - Submission of Matter to Vote of Security
         Holders .................................................None

Item 5 - Other Information

Board Meeting.

         Our board held two meetings during the period covered by this current report.

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

Code of Ethics.

         As of June 30, 2004, we had adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we have a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on the website. The code of ethics is an exhibit to this current report.

Item 6 - Exhibits and Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed. The following exhibits are filed with this report:

         14.1 Code of Ethics

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