Form 10QSB
period 2004-09-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2004-11-05
CIK 1096620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

                                       OR

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION FROM _______ TO ________.


                         COMMISSION FILE NUMBER 0-29531


                         ADVANCED MEDICAL INSTITUTE INC.
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


                   ___________________________________________
                     (Former name, former address and former
                   fiscal year, if changed since last report.)


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

     At September 30, 2004, and as of the date hereofe, there were outstanding 2,100,000 shares of the Registrant's Common Stock, $.001 par value.


Transitional Small Business Disclosure Format: Yes / /   No /X/

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS







                         ADVANCED MEDICAL INSTITUTE INC.
                          (A Development Stage Company)

                                FINANCIAL REPORTS

                               SEPTEMBER 30, 2004
                                DECEMBER 31, 2003

                         ADVANCED MEDICAL INSTITUTE INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                    CONTENTS




________________________________________________________________________________

FINANCIAL STATEMENTS

   Balance Sheets                                                            F-1

   Statements of Income                                                      F-2

   Statements of Stockholders' Equity                                        F-3

   Statements of Cash Flows                                                  F-4

   Notes to Financial Statements                                           F-5-9

________________________________________________________________________________



                        ADVANCED MEDICAL INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                       September 30,       December 31,
                                                                2004               2003
                                                       _____________       ____________


                                     ASSETS

CURRENT ASSETS                                           $      0            $      0
                                                         ________            ________

         Total current assets                            $      0            $      0
                                                         ________            ________

            Total assets                                 $      0            $      0
                                                         ========            ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $      0            $    255
   Officers advances (Note 7)                              39,163              32,301
                                                         ________            ________

         Total current liabilities                       $ 39,163            $ 32,556
                                                         ________            ________


STOCKHOLDERS' EQUITY
   Common stock: $.001 par value;
      authorized 25,000,000 shares;
      issued and outstanding:
      2,100,000 shares at December 31, 2003:             $                   $  2,100
      2,100,000 shares at September 30, 2004;               2,100
   Additional Paid In Capital                                   0                   0
   Accumulated deficit during development stage           (41,263)            (34,656)
                                                         ________            ________

         Total stockholders' equity                      $(39,163)           $(32,556)
                                                         ________            ________

            Total liabilities and
            stockholders' equity                         $      0            $      0
                                                         ========            ========


                 See Accompanying Notes to Financial Statements.




                        ADVANCED MEDICAL INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                              STATEMENTS OF INCOME


                                                                                                            Dec. 6, 1996
                                           Nine months ended                     Years Ended              (inception) to
                                    September 30,     September 30,     December 31,     December 31,      September 30,
                                             2004              2003             2003             2002               2004
                                    _____________     _____________     ____________     ____________     ______________

Revenues                             $        0        $        0        $        0       $        0        $        0

Cost of revenue                               0                 0                 0                0                 0
                                     __________        __________        __________       __________        __________

      Gross profit                   $        0        $        0        $        0       $        0        $        0

General, selling and
   administrative expenses                6,607                 0                85            2,716            41,263
                                     __________        __________        __________       __________        __________
      Operating (loss)               $   (6,607)       $       (0)       $      (85)      $   (2,716)       $  (41,263)

Nonoperating income (expense)                 0                 0                 0                0                 0
                                     __________        __________        __________       __________        __________

   Net (loss)                        $   (6,607)       $       (0)       $      (85)      $   (2,716)       $  (41,263)
                                     ==========        ==========        ==========       ==========        ==========


   Net (loss) per share, basic
   and diluted (Note 2)              $    (0.00)       $    (0.00)       $    (0.00)      $    (0.00)       $    (0.02)
                                     ==========        ==========        ==========       ==========        ==========

   Average number of shares
   of common stock outstanding        2,100,000         2,100,000         2,100,000        2,100,000         2,100,000
                                     ==========        ==========        ==========       ==========        ==========


                 See Accompanying Notes to Financial Statements.




                        ADVANCED MEDICAL INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                                            Accumulated
                                                                                                             (Deficit)
                                                               Common Stock               Additional          During
                                                       ____________________________        Paid-In          Development
                                                         Shares            Amount          Capital             Stage
                                                       __________        __________       __________        ___________

Balance, December 31, 1998                              2,100,000        $    2,100       $        0        $   (2,100)

November 29, 1999, changed from no
    par value to $.001                                                       (2,079)           2,079

November 29, 1999, forward stock
    100:1                                                                     2,079           (2,079)

Net (loss), December 31, 1999                                                                                     (350)
                                                       __________        __________       __________        __________

Balance, December 31, 1999                              2,100,000        $    2,100       $        0        $   (2,450)

Net (loss), December 31, 2000                                                                                  (24,677)
                                                       __________        __________       __________        __________

Balance, December 31, 2000                              2,100,000        $    2,100       $        0        $  (27,127)

Net (loss), December 31, 2001                                                                                   (4,728)
                                                       __________        __________       __________        __________

Balance, December 31, 2001                              2,100,000        $    2,100       $        0        $  (31,855)

Net (loss), December 31, 2002                                                                                   (2,716)
                                                       __________        __________       __________        __________

Balance, December 31, 2002                              2,100,000        $    2,100       $        0        $  (34,571)

Net (loss), December 31, 2003                                                                                      (85)
                                                       __________        __________       __________        __________

Balance, December 31, 2003                              2,100,000        $    2,100       $        0        $  (34,656)

Net (loss) January 1, 2004 to
September 30, 2004                                                                                              (6,607)
                                                       __________        __________       __________        __________

Balance, September 30, 2004                             2,100,000        $    2,100       $        0        $  (41,263)
                                                       ==========        ==========       ==========        ==========


                 See Accompanying Notes to Financial Statements.




                        ADVANCED MEDICAL INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS


                                                                                                            Dec. 6, 1996
                                           Nine months ended                     Years Ended              (inception) to
                                    September 30,     September 30,     December 31,     December 31,      September 30,
                                             2004              2003             2003             2002               2004
                                    _____________     _____________     ____________     ____________     ______________

Cash Flows From
Operating Activities
    Net (loss)                       $   (6,607)       $       (0)       $      (85)      $   (2,716)       $  (41,263)
    Adjustments to reconcile
    net (loss) to cash
    (used in) operating
    activities:
    Changes in assets
    and liabilities
    Increase in accounts payable           (255)                0                85               85                 0
                                     __________        __________        __________       __________        __________

         Net cash (used in)
            operating activities     $   (6,862)       $        0        $        0       $   (2,631)       $  (41,263)
                                     __________        __________        __________       __________        __________

Cash Flows From
Investing Activities                 $        0        $        0        $        0       $        0        $        0
                                     __________        __________        __________       __________        __________

Cash Flows From
Financing Activities
    Increase in officer advances          6,862                 0                 0            2,631            39,163
    Issuance of common stock                  0                 0                 0                0             2,100
                                     __________        __________        __________       __________        __________

         Net cash (used in)
            financing activities     $    6,862        $        0        $        0       $    2,631        $   41,263
                                     __________        __________        __________       __________        __________

         Net increase (decrease)
            in cash                  $        0        $        0        $        0       $        0        $        0

Cash, beginning of period                     0                 0                 0                0                 0
                                     __________        __________        __________       __________        __________
Cash, end of period                  $        0        $        0        $        0       $        0        $        0
                                     ==========        ==========        ==========       ==========        ==========


                 See Accompanying Notes to Financial Statements.


                        ADVANCED MEDICAL INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF BUSINESS:

Advanced Medical Institute Inc., formerly Hawksdale Financial Visions, Inc. ("Company"), was organized December 6, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, "ACCOUNTING AND REPORTING BY DEVELOPMENT STAGE ENTERPRISES," is considered a development stage company.

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

CASH

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of September 30, 2004 and 2003, and December 31, 2003 and 2002.

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

                        ADVANCED MEDICAL INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

                        ADVANCED MEDICAL INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

On November 29, 1999, the State of Nevada approved the Company's Amendment to the Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The no par value was changed to $0.001 per share. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

On October 15, 2004, the Company's name was changed to Advance Medical Institute Inc., when the Company merged a susidiary into itself.

The Company has not authorized any preferred stock.

                        ADVANCED MEDICAL INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

The Components of the Company's deferred tax asset as of December 31, 2003 and 2002 is as follows:

                                              2003            2002
                                            ________        ________

     Net operating loss carry forward       $ 12,129        $ 12,100
     Valuation allowance                    $(12,129)       $(12,100)
                                            ________        ________

     Net deferred tax asset                 $      0        $      0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

                                                                         Since
                                              2003           2002      Inception
                                            ________       ________    _________

     Tax at statutory rate                  $     29       $    951    $ 12,129
     Increase in valuation allowance        $    (29)      $   (951)    (12,129)
                                            ________       ________    ________

     Net deferred tax asset                 $      0       $      0    $      0

The net federal operating loss carry forward will expire between 2016 and 2022. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

                        ADVANCED MEDICAL INSTITUTE, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2004, AND DECEMBER 31, 2003


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

Generally.

     On October 1, 2004, we caused to be formed a subsidiary corporation under the laws of the State of Nevada called Advanced Medical Institute Inc. and on October 15, 2004, we merged the corporation into us. As a result of the merger, the corporate name was changed to "Advanced Medical Institute Inc."

     See the Articles of Merger in 9.01 of the Form 8-K filed on October 15,
2004.

     We currently have no assets or operations. Since March 31, 1997, we have been in the developmental stage and have had no operations. We originally had intended to time share a single family dwelling house in the Rum Cay area of the Bahamas, offering a one-twelfth fractional interest. As at March 31, 1997, all funds raised by the sale of shares of $.001 par value common stock in order to fulfill our initial objective had been expended and we, thereafter, become dormant.


Plan of Operation.

     The Company intends to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for its securities.

     Our majority shareholders have had preliminary negotiations to effectuate a business combination. These preliminary negotiations include adding new officers and directors to our board.

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

     We have been informed that the Securities and Exchange Commission is considering whether to propose amendments to the Form 8-S and the Form 8-K for companies like us. The proposed amendments could expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents, the amendments may prohibit the use of a From S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor, under certain circumstances), and may revise the Form 8-K to require a shell company to include current Form 10 or Form 10-SB information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity.

     In the event of any business combination as a result the preliminary negotiations referred to above, we intend to file a Form 8-K and comply with the Securities Exchange Act of 1934, as amended.

Financial Condition.

     Our auditor's going concern opinion for prior year ended and the notation in the financial statements indicate that we do not have significant cash or other material assets and that we are relying on advances from stockholders, officers and directors to meet limited operating expenses.

Liquidity and Operational Results.

     We have no current operating history and we do not have any revenues or earnings from operations. We have no assets or financial resources and we will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of the business combination.

     We are dependent upon our officers to meet any de minimis costs that may occur. Christina Escobedo, an officer and director of the Company, has agreed to provide the necessary funds, without interest, for us to comply with the Securities Exchange Act of 1934, as amended; provided that she is an officer and director of the Company when the obligation is incurred. All advances are interest-free.

Liquidity.

     As of September 30, 2004, we had total liabilities of $39,163 and we had a negative net worth of $39,163. As of December 31, 2003, we had total liabilities of $32,556 and a negative net worth of $32,556. Our total liabilities and our negative net worth each increased by $6,607.

     We have had no revenues from inception through December 31, 2003 and we had no revenues for the period ended September 30, 2004. We have a loss from inception through December 31, 2003 of $34,656 and a loss from inception through September 30, 2004 of $41,263. Our losses increased for the period ending September 30, 2004 by $6,607.

     We have officer's advances of $39,163 from inception to September 30, 2004. The officer's advances as of December 31, 2003 and March 31, 2004 were $32,301. The officer's advances increased during the current quarter by 6,862. Our accounts payable as of December 31, 2004 was $255 and as of September 30, 2004, the accounts payable had be paid and had decreased by $255.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK.

     We have not considered or conducted any research concerning qualitative and quantitative market risk.

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


Item 1 - Legal Proceedings .................................................None

Item 2 - Changes in the Rights of the Company's
         Security Holders ..................................................None

Item 3 - Defaults by the Company on its
         Senior Securities .................................................None

Item 4 - Submission of Matter to Vote of Security
         Holders ...........................................................None

Item 5 - Other Information

Board Meeting.

     Our board held three meetings during the period covered by this current report.

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

Stock Dividend.

     Effective as of the opening of business on November 8, 2004, our common stock will be "forward split" because of a stock dividend on a 15 for 1 basis. The effect is that there will be 16 shares held by each shareholder of record (one original share and 15 additional shares. Prior to the record date, 1,450,000 shares held by our three directors will be surrendered for cancellation. The then 650,000 outstanding shares will become 10,500,000 shares of common stock. We have been informed by the officers and directors that additional shares of stock may be required to be surrendered in the event that the preliminary negotiations referred to above result in an agreement for a business combination.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A Form 8-K was filed on September 18, 2004

         31.1 Section 302 Certification - CEO

         31.2 Section 302 Certification - CFO

         32.1 Section 906 Certification - CEO

         32.2 Section 906 Certification - CFO

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 5, 2004,           ADVANCED MEDICAL INSTITUTE, INC.


                                    By: /s/ CHRISTINA ESCOBEDO
                                        _________________________________
                                            Christina Escobedo
                                            President and Chief Executive
                                            Officer and Director


                                    By: /s/ THOMAS STANLEY BABCOCK
                                        _________________________________
                                            Thomas Stanley Babcock
                                            Treasurer and Chief Financial
                                            Officer and Director


                                    By: /s/ TRICIA A. WILLIS
                                        _________________________________
                                            Tricia A. Willis
                                            Director