Form 10KSB
period 2004-12-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2005-05-31
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File No. 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Name of small business issuer in its charter)

NEVADA	88-0409144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6767 Tropicana Avenue, Suite 207 Las Vegas, Nevada	89103
(Address of principal executive offices)	(Zip code)

Issuer’s telephone number: (702) 248-1047

Securities registered pursuant to Section 12(b) of the Act:

none

Securities registered pursuant to Section 12(g) of the Act:

$.001 Common Stock
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No / /

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

State the issuer’s revenues for the December 31, 2004 fiscal year: $-0-.

The aggregate market value of shares of common stock held by non-affiliates of the issuer, as of the last business day of the most recent quarter and the date hereof is $18,562,500 and $17,187,500 respectively.

As of March 31, 2005, there were 25,000,000 shares of the issuer’s common stock, $.001 par value, outstanding.

PART I

Item 1. Description of Business.

Introduction

We were incorporated under the name of Hawksdale Financial Visions, Inc. (sometimes the “Company”) on December 6, 1996 under the laws of the State of Nevada. We originally had intended to time share a single family dwelling house in the Rum Cay area of the Bahamas, offering a one-twelfth fractional interest. As at March 31, 1997, all funds raised by the sale of shares of $.001 par value common stock (“Common Stock”) in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

On October 1, 2004, we formed a corporation under the laws of the State of Nevada called “Advanced Medical Institute Inc.” and on October 5, 2004, we acquired one hundred shares of its common stock for cash. On October 15, 2004, the subsidiary was merged with and into the Company and as a result of the merger, the Company’s corporate name was changed to “Advanced Medical Institute Inc.”

From March 31, 1997 until January 28, 2005, we had been in the developmental stage and have had no operations and we could be defined as a “shell” company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

On January 28, 2005, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Advanced Medical Institute Pty Limited, a privately owned Australian company (“AMI Australia”), and AMI Australia’s shareholders, (the “Shareholders”), pursuant to which the parties agreed that we would acquire all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000, or 58.4%, of our shares of Common Stock (the “Shares”) to the Shareholders. On March 21, 2005, we closed the transaction and issued our Shares, resulting in us acquiring the business of AMI Australia (the “Share Exchange”), which is discussed below. As used herein, the “Company” shall also mean AMI Australia after the close of the Share Exchange when used for events after March 21, 2005, described herein.

General Business Plan.

AMI Australia was established in February 2001 when it entered into an agreement with On Clinic, Health Services For Men, Australian Momentum Health to acquire two chains of medical clinics which provide services relating to the treatment of sexual dysfunction. AMI Australia currently operates 22 clinics Australia wide. For the year ended December 31, 2003, AMI Australia’s revenues were approximately AU$17.9 million (US$13,497,559).

AMI Australia is a service provider company which arranges for patients to be provided with medical services, pharmaceuticals and associated support services to people with sexual dysfunction. Its treatment options include:

(a) injections, lozenges, tablets and nasal spray program options for the treatment of impotence and erectile dysfunction; and

(b) injections, lozenges and nasal spray program options for the treatment of premature ejaculation.

Each of its treatment options are prescribed by registered Australian doctors and prepared and delivered by an Australian registered compounding pharmacy in full compliance with Australian regulatory requirements. AMI Australia's products and services are only available by prescription and are sold on an "off-label" basis. AMI Australia's treatment options are generally only available through its medical clinics.

AMI Australia licenses certain of the intellectual property used in its business from Jacov (Jack) Vaisman, its founder, President and Director. This intellectual property includes an innovation patent for its premature ejaculation products (which patent is due to expire on 9 July 2012). AMI Australia's injection, lozenge and tablet impotence and erectile dysfunction treatment options are not patent protected.

AMI Australia obtains customers through direct advertising and marketing and through its existing customer database which exceeds 250,000 people. AMI Australia is in the process of developing new treatment options and its subsidiary, Intelligent Medical Technologies, has obtained a worldwide "perpetual" exclusive license from Sheiman Ultasonic Research Foundation Pty Limited, to utilize certain patents, intellectual property in the fields of impotence and sexual dysfunction.

AMI Australia has yet to expand its operations outside Australia but is considering overseas expansion at this time.

Competition

AMI Australia competes with rival treatments such as Viagra, Cialis and Levitra. Companies of all sizes are engaged in the development and commercialization of technologies similar to ours. Competition is intense in all of our businesses and includes many large and small competitors. The principal means of competition vary among product categories and business groups. However, the efficacy, safety, patients’ and customers’ ease of use and cost effectiveness of our products are important factors for success in all of our principal businesses. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

Employees

As of April 30, 2005, the Company had a total of approximately 140 full-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. None of the Company’s employees are members of a union or labor organization.

Item 2. Description of Property.

As of December 31, 2004, we had no properties. Pursuant to the Exchange Agreement we acquired the following properties: a leasehold interest in 24 Australian leasehold properties, being the 22 clinics used to operate the business, the Company's Australian head office in Sydney Australia and a leasehold interest in part of the Company's former head office in Sydney which has been fully sublet to another business. There are no encumbrances over the Company's interest in these properties.

In addition, we presently occupy office space supplied by our registered agent representative in the State of Nevada at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to us on a rent free basis.

Item 3. Legal Proceedings.

As of December 31, 2004, there was no litigation pending or threatened by or against the Company.

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claims that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. AMI Australia has denied the allegation and is vigorously defending this suit. ACCC is seeking corrective advertising for the alleged misleading and deceptive advertisements. The ACCC has not made any claim for damages. The hearing of the proceedings commenced on May 16, 2005 and continued through May 19, 2005. The hearing has been adjourned until August 30, 2005 and will continue until September 2005, if necessary.

On August 10, 2004, Bradley Joyce, AMI Australia’s former Chief Executive Officer filed a suit against AMI Australia in the Industrial Commission of NSW. Mr. Joyce alleges that his contract is unfair and seeks to have the Industrial Commission of NSW amend the contract to include a six month severance payment (which would be approximately AU$100,000). These proceedings are at an early stage and a compulsory conciliation conference did not resolve the claim. AMI Australia has denied the allegations and is vigorously defending this suit.

On December 17, 2002, Alan Hibberd, a former patient, notified a claim against AMI Australia in accordance with the Personal Injuries Proceeding Act of 2002 (Qld). AMI Australia received the notification on April 5, 2004. Mr. Hibberd claims that we did not properly notify him of possible adverse effects of the medical procedure he underwent. Mr. Hibberd is seeking reimbursement of wages in the amount of AU$1,731 and presently unspecified damages for physical injuries. These proceedings are in pre-court procedure. AMI Australia has denied the allegations and is vigorously defending this suit.

On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro’s claims result from an injection therapy that Mr. Licastro claims caused physical injuries. Mr. Licastro is seeking damages including medical expenses, but no amount has been specified to date. These proceeding are in an early stage. AMI Australia has denied the allegations and is vigorously defending this suit.

On August 24, 2004, AMI Australia initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us, Dr. Ian Davies, Mr. Ryan’s partner, and a third company controlled by Dr. Davies (the “Defendants”) in the Federal Court of Australia. AMI Australia alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. AMI Australia is seeking an injunction restraining the Defendants from using its confidential information and intellectual property. AMI Australia is also seeking an as of yet unspecified amount of damages. This proceeding is still in the discovery stage. The Defendants have denied the allegations.

Item 4. Submission of Matters to Vote of Security Holders.

No matters were submitted to the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our Common Stock is listed on the Pink Sheets®, which is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities that is published by the Pink Sheets LLC, under the symbol “AVMD.PK”. The following sets forth, for the periods indicated, the high and low bid price for our Common Stock as reported in the Pink Sheets®. The Pink Sheets is a limited, voluntary reporting service and may not include all transactions regarding our Common Stock. The high and low bid price for our Common Stock for the period from November 30, 2004 through December 31, 2004 was $1.25 and $1.25, respectively and from January 1, 2005 through May 25, 2005 was $1.00 and $1.35, respectively. The quotations set forth above reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

As of December 31, 2004, there were 22 holders of record of the Company’s Common Stock, which includes shares of Common Stock held by CEDE & Co. and as May 19, 2005, there were 147 shareholders of record.

On November 8, 2004, we paid a dividend of 14 shares of Common Stock for each outstanding share of Common Stock. Except for the foregoing, we have not paid any stock dividends and cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

Recent Sales of Unregistered Securities

On March 21, 2005, we entered into the Share Exchange Agreement pursuant to which we issued the Shares to five (5) Shareholders in exchange for all of the issued and outstanding Shares of AMI Australia. The Shares were issued in reliance upon the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Regulation S promulgated under the Act. We have relied on certain representations of the Shareholders, including that the Shareholders are accredited investors and/or non-U.S. persons.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

The statements contained in this Form 10-KSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

Plan of Operation.

From March 31, 1997 until January 28, 2005, we had been in the developmental stage and have had no operations and we could be defined as a “shell” company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. We were seeking to merge with an operating company.

On October 1, 2004, we formed a corporation under the laws of the State of Nevada called “Advanced Medical Institute Inc.” and on October 5, 2004, we acquired one hundred shares of its common stock for cash. On October 15, 2004, the subsidiary was merged with and into the Company and as a result of the merger, the Company’s corporate name was changed to “Advanced Medical Institute Inc.” We were the surviving corporation in the merger and, except for the name change, there was no change at that time in our directors, officers, capital structure or business.

On January 28, 2005, we entered into the Exchange Agreement with AMI Australia and all of the shareholders of AMI Australia, pursuant to which the parties agreed that we would acquire all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance of 14,600,000, or 58.4%, of the shares of the Company to the shareholders of AMI Australia. On March 21, 2005, we closed the transaction and issued our shares of Common Stock, resulting in us acquiring AMI Australia.

AMI Australia was established in February 2001 when it entered into an agreement with On Clinic, Health Services For Men, Australian Momentum Health to acquire two chains of medical clinics which provide services relating to the treatment of sexual dysfunction. AMI Australia operates 22 clinics Australia wide. For the year ended December 31, 2004, AMI Australia’s revenues were approximately AU$17.9 million (US$13,497,559 million).

Liquidity and Capital Resources.

As of December 31, 2004, we had total liabilities of $40,644 and we had a negative net worth of $40,644. As of December 31, 2003, we had total liabilities of $32,556 and a negative net worth of $32,556.

We have had no revenues from inception through December 31, 2004. We have an accumulated deficit from inception through December 31, 2004 of $51,044.

From time to time our officer’s loaned us money to fund our activities. As of December 31, 2004, we owed our officers $40,135. The officers loaned us $7,833 in the year ended December 31, 2004.

The Company's bank balances as at 30 April 2005 was AU$133,550. The Company forecasts that it will be able to generate sufficient funds from its business in order to fund its operations in the ordinary course during the next 12 months. As set out previously, the Company is considering expanding its business offshore. If the Company expands its business in this manner the Company may need to raise additional debt or equity funding in order to undertake any such expansion. However, there can be no assurance that we can or will obtain sufficient funds from operations or from additional financings on terms acceptable to us. If we are unable to obtain sufficient additional financing, we could be required to reduce spending and operations further in order to maintain our operations at a reduced level.

Accounting Treatment of the Acquisition Transaction.

The Share Exchange with AMI Australia will be accounted for as a reverse acquisition with the Company being the surviving company. Pursuant to the Exchange Agreement, the Shareholders will exercise control over the Company. The Share Exchange will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, AMI Australia will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Item 7. Financial Statements.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

During the last two fiscal years there have been no changes in or disagreements with our Independent Accountant.

Item 8A. Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures.

We carried out an evaluation as of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the President and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The existing bylaws of the Company permit no more than three people to act as directors of the Company. In connection with the Share Exchange Agreement and the consent of a majority of the shareholders approving the Share Exchange, five individuals were named to serve as directors. As a technical matter, the Company did not at the time amend its bylaws to increase the permitted number of people to act as a director. As a result, Messrs. Forhad (Tony) Khan and Spiro Baramilis have resigned and are deemed to no longer act as directors of the Company. Jacov (Jack) Vaisman, Anatoly Fanshil and Mark Shabshay each will continue to serve as directors of the Company.

Since May 25, 2005, and as of the date hereof our directors and executive officers are as follows:

Name	Ages	Position
Jacov Vaisman	59	Chief Executive Officer, President and Director
Dilip Shrestha	28	Chief Financial Officer
Forhad (Tony) Khan	43	Secretary
Anatoly Fanshil	54	Director
Mark Shabshay	56	Director

DR. JACOV (JACK) VAISMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR - From February 2001 through the present, Dr. Vaisman has been the managing director, chief executive officer and a major shareholder of AMI Australia. Dr. Vaisman is also currently a consultant to and shareholder in Yayasan On Clinic, which operates a similar business in Indonesia. From 1993 through 2001, Dr. Vaisman was the founder and director of On Clinic International in Australia, a predecessor of AMI Australia.

DILIP SHRESTHA, CHIEF FINANCIAL OFFICER - Since 2001, Mr. Shrestha has been the Financial Controller of AMI Australia. Prior to that he was an Assistant Accountant with Australian Momentum Health Pty Ltd, a position he held from 1999. Mr. Shrestha holds a Bachelor of Business Accounting, Master of E-Commerce and a Graduate Diploma of Information Services and E-Commerce, all from Central Queensland University Sidney & Rockhampton Campus in Australia.

FORHAD (TONY) KHAN, SECRETARY - From 2001 through the present, Mr. Khan has been General Manager of AMI Australia. Prior to joining AMI Australia, Mr. Khan was the Director and sole operator of Australian Momentum Health (“AMH”), one of two medical establishments leading in providing impotency treatment in Australia. Mr. Khan was Sales Manager and then Operations Manager for On Clinic International prior to establishing AMH. Mr. Khan holds a Masters degree in Commerce and Accounting.

ANATOLY FANSHIL, DIRECTOR - From 1994 through the present, Mr. Fanshil has held the position of director of Australian Overseas Shipping Services Pty Limited. From 1991 to 1994, Mr. Fanshil was an engineering service manager for Australian Ocean Lines. From 1972 through 1991, Mr. Fanshil was employed by the Black Sea Shipping Company as an electrical engineer and also had oversight over the entire company for the repairs of various ships anchored in the seaports of Finland, Greece, Italy and Germany. Mr. Fanshil holds a degree in electrical engineering.

MARK SHABSHAY, DIRECTOR - From 2000 through the present, Mr. Shabshay was the owner of a taxi business. From 1990 to 2000, Mr. Shabshay was the owner and director of a meat processing factory. Prior to 1999 Mr. Shabshay also owned and operated a retail store and taxi business. Mr. Shabshay has been the founder, owner and director of several closely held companies in Australia during the past 28 years.

All directors hold office until the next annual stockholders’ meeting or until their death, resignation, retirement, removal, disqualification, or until their successors have been elected and are qualified. Our officers serve at the will of the Board of Directors. Each of Anatoly Fanshil and Mark Shabshay meets the independence requirements and standards currently established by the SEC.

There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

Compliance With Section 16(a) of Exchange Act

Based on our review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year 2004, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

On April 30, 2005, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to this Annual Report on Form 10-KSB. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

Audit Committee

The Board of Directors currently has an Audit Committee. The Audit Committee formerly consisted of three directors Anatoly Fanshil, Mark Shabshay and Spiro Baramilis. Each of Anatoly Fanshil, Mark Shabshay and Spiro Baramilis meets the independence requirements and standards currently established by the SEC. Because of the resignation of Mr. Baramilis, the Board of Directors will act as the Audit Committee until such time that the Company has three independent directors. In addition, the Board of Directors has not yet designated a member to serve on the Audit Committee member as an "audit committee financial expert" within the meaning of the rules and regulations of the SEC because they have not found a qualified independent individual who meets the requirements for the position. The Company is currently in the process of meeting with independent persons who have the qualifications to serve as the "audit committee financial expert" for the Audit Committee.

The Audit Committee assists the Board by overseeing the performance of the independent auditors and the quality and integrity of our internal accounting, auditing and financial reporting practices. The Audit Committee is responsible for retaining (subject to stockholder ratification) and, as necessary, terminating, the independent auditors, annually reviews the qualifications, performance and independence of the independent auditors and the audit plan, fees and audit results, and pre-approves audit and non-audit services to be performed by the auditors and related fees.

Item 10. Executive Compensation.

As at December 31, 2004, none of our then officers and/or directors received any compensation for their respective services rendered to the Company, nor have they received such compensation in the past.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.

None of our executive officers have entered into any employment agreement with us and none of our executive officers or directors owned any securities exercisable for or convertible into our Common Stock as of December 31, 2004.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of May 13, 2005, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class
Jacov Vaisman Unit 131 18-34 Waverley Street Bondi Junction NSW 2022 Australia	10,250,000	41%
Huntleigh Investment Fund Limited 49 Micoud Street Castries, St. Lucia	1,932,500	7.73%
Avina Investments Limited Vanterpool Plaza, 2nd Floor, Wickhams Cay I, Road Town, Tortola, British Virgin Islands	1,500,000	6%
Forhad (Tony) Khan Suite 4, Level 1 26/3 Wolesly Grove Zetland NSW 2017 Australia	250,000	1%

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)	Percent of Class
Dilip Shrestha 18/30 Mary Street Lidcambe NSW 2141 Australia	0	*
Anatoly Fanshil 22/2 Ocean Street Bondi Junction NSW 2026 Australia	0	*
Mark Shabshay 137 Oberon Street Coogee NSW 2015 Australia	0	*
All Directors and Officers (5 people)	10,500,000	42%

__________

* Less than one percent.

(1)  Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

Throughout our history, certain members of the Board of Directors, shareholders and general management have made loans to us to cover our expenses.

As of December 31, 2004, we owed Christina Escobedo, our former President and a former director, $40,644.00 to repay advances made to us. Such loans were non interest-bearing. Ms. Escobedo did not make a profit in any way on the loan of money to us. All outstanding loans by Ms. Escobedo were forgiven on March 21, 2005 after closing of the Share Exchange.

Item 13. Exhibits.

Exhibit Number	Description

2.1
Share Exchange Agreement, dated January 28, 2005 (incorporated herewith by reference to Exhibit 2.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated March 21, 2005 and filed with the Securities and Exchange Commission on March 28, 2005).

3.1
Certificate of Incorporation of Advanced Medical Institute Inc. (incorporated herewith by reference to Exhibit 3.1 to Advanced Medical Institute Inc.’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 16, 2000).

3.2
By-laws of Advanced Medical Institute Inc. (incorporated herewith by reference to Exhibit 3.2 to Advanced Medical Institute Inc.’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 16, 2000).

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

Item 14. Principal Accountant Fees and Services.

Audit Fees.

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kyle L. Tingle for the fiscal year ended December 31, 2004 was $2,000 and applicable for the fiscal year ended December 31, 2003 was $2,000.

Audit Related Fees.

There were no audit related services and no fees billed for audit related services for the fiscal year ended December 31, 2003 and December 31, 2004.

Tax Fees.

There were no tax fees billed for the fiscal years ended December 31, 2003 and 2004.

All Other Fees.

There were no other accounting fees billed for the fiscal years ended December 31, 2003 and 2004.

Pre-Approval of Services.

The Audit Committee pre-approves all services, including audit services, provided by our independent accountants. For audit services, the independent auditor provides the board with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board before the audit commences. Prior to the reconfiguration of the Audit Committee described in Item 9 herein, the entire Board of Directors will act as the Audit Committee.

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL INSTITUTE INC.

Date: May 24, 2005	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 24, 2005	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: May 24, 2005	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer

Date: May 24, 2005	By:	/s/ Forhad (Tony) Kahn
Forhad (Tony) Kahn
Secretary

Date: May 24, 2005	By:	/s/ Anatoly Fanshil
Anatoly Fanshil
Director

Date: May 24, 2005	By:	/s/ Mark Shabshay
Mark Shabshay
Director

Exhibit Index

Exhibit Number	Description

2.1
Share Exchange Agreement, dated January 28, 2005 (incorporated herewith by reference to Exhibit 2.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated March 21, 2005 and filed with the Securities and Exchange Commission on March 28, 2005).

3.1
Certificate of Incorporation of Advanced Medical Institute Inc. (incorporated herewith by reference to Exhibit 3.1 to Advanced Medical Institute Inc.’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 16, 2000).

3.2
By-laws of Advanced Medical Institute Inc. (incorporated herewith by reference to Exhibit 3.2 to Advanced Medical Institute Inc.’s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 16, 2000).

14.1	Code of Ethics.

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Advanced Medical Institute, Inc. fka Hawksdale Financial Visions, Inc.
Las Vegas, Nevada

I have audited the accompanying balance sheets of Advanced Medical Institute, Inc. fka Hawksdale Financial Visions, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the related statements of income, stockholders’ deficit, and cash flows for the years then ended and the period December 6, 1996 (inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Institute, Inc. fka Hawksdale Financial Visions, Inc. (A Development Stage Company) as of December 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended and the period December 6, 1996 (inception) through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kyle L. Tingle, CPA, LLC

February 7, 2005
Las Vegas, Nevada

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
BALANCE SHEETS

		December 31, 2004		December 31, 2003

ASSETS

CURRENT ASSETS
Total current assets		$0		$0
Total assets		$0		$0

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable		$510		$255
Officers advances		40,134		32,301
Total current liabilities		$40,644		$32,556

STOCKHOLDERS' DEFICIT
Common stock: $0.001 par value;
authorized 25,000,000 shares;
issued and outstanding:
33,600,000 shares at December 31, 2003:	$		$	$ 33,600
10,400,000 shares at December 31, 2004;		10,400
Additional paid in capital		0		0
Accumulated deficit during development stage		(51,044)		(66,156)
Total stockholders' deficit		$(40,644)		$(32,556)
Total liabilities and stockholders' deficit		$0		$0

See Accompanying Notes to Financial Statements.

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
STATEMENTS OF INCOME

	Year ended
	December 31, 2004	December 31, 2003	Dec. 6, 1996 (inception) to December 31, 2004

Revenues	$0	$0	$0
Cost of revenue	0	0	0
Gross profit	$0	$0	$0
General, selling and administrative expenses	8,088	85	42,744
Operating loss	$(8,088)	$(85)	$(42,744)
Nonoperating income (expense)	0	0	0
Net loss	$(8,088)	$(85)	$(42,744)
Net loss per share, basic and diluted	$(0.00)	$(0.00)
Average number of shares of common stock outstanding	29,532,055	33,600,000

See Accompanying Notes to Financial Statements.

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit) During Development Stage	Total

December 10, 1996, issue common stock	33,600,000	$33,600	$0	$(31,500)	$2,100
Net loss, December 31, 1996				(2,100)	(2,100)
Balance, December 31, 1996	33,600,000	$33,600	$0	$(33,600)	$0
Net loss, December 31, 1997					0
Balance, December 31, 1997	33,600,000	$33,600	$0	$(33,600)	$0
Net loss, December 31, 1998					0
Balance, December 31, 1998	33,600,000	$33,600	$0	$(33,600)	$0
November 29, 1999, changed from no par value to $0.001		(31,185)	31,185
November 29, 1999, forward stock split 100:1		31,185	(31,185)
Net loss, December 31, 1999				(350)	(350)
Balance, December 31, 1999	33,600,000	$33,600	$0	$(33,950)	$(350)
Net loss, December 31, 2000				(24,677)	(24,677)
Balance, December 31, 2000	33,600,000	$33,600	$0	$(58,627)	$(25,027)
Net loss December 31, 2001				(4,728)	(4,728)
Balance, December 31, 2001	33,600,000	$33,600	$0	$(63,355)	$(29,755)
Net loss, December 31, 2002				(2,716)	(2,716)
Balance, December 31, 2002	33,600,000	$33,600	$0	$(66,071)	$(32,471)
Net loss, December 31, 2003				(85)	(85)
Balance, December 31, 2003	33,600,000	$33,600	$0	$(66,156)	$(32,556)
October 28, 2004, surrender and cancellation of shares	(23,200,000)	(23,200)		23,200
November 8, 2004, stock dividend 15:1 (Note 2)
Net loss, December 31, 2004				(8,088)	(8,088)
Balance, December 31, 2004	10,400,000	$10,400	$0	$(51,044)	$(40,644)

See Accompanying Notes to Financial Statements.

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Year ended
	December 31, 2004	December 31, 2003	Dec. 6, 1996 (inception) to December 31, 2004

Cash Flows From Operating Activities
Net loss	$(8,088)	$(85)	$(42,744)
Adjustments to reconcile net loss to cash used in operating activities:
Changes in assets and liabilities
Increase in accounts payable	255	85	510
Net cash used in operating activities	$(7,833)	$0	$(42,234)

Cash Flows From Investing Activities	$0	$0	$0

Cash Flows From Financing Activities
Issuance of common stock	0	0	2,100
Increase in officer advances	7,833	0	40,134
Net cash provided by financing activities	$7,833	$0	$42,234
Net increase (decrease) in cash	$0	$0	$0
Cash, beginning of period	0	0	$0
Cash, end of period	$0	$0	$0

SUPPLEMENTAL INFORMATION
Interest Paid	$0	$0	$0
Income Taxes Paid	$0	$0	$0

See Accompanying Notes to Financial Statements.

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 1. Nature of Business and Significant Accounting Policies

Nature of business:

Advanced Medical Institute, Inc. fka Hawksdale Financial Visions, Inc. (“Company”) was organized December 6, 1996 under the laws of the State of Nevada. The Company currently has no operations and, in accordance with Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises,” is considered a development stage company. The Company is registered with the Securities and Exchange Commission with the desire to locate an operating company with which to merge.

On October 1, 2004, the Company formed Advanced Medical Institute, Inc., a Nevada Company, acquiring all 100 shares of its common stock outstanding. On October 15, 2004, the Company merged with its subsidiary and changed the corporate name of the registrant to Advanced Medical Institute, Inc.

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

Cash

For the Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2004 and 2003.

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
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 1. Nature of Business and Significant Accounting Policies (continued)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). Under that interpretation, certain entities known as “Variable Interest Entities” (“VIE”) must be consolidated by the “primary beneficiary” of the entity. The primary beneficiary is generally defined as having the majority of the risks and rewards arising from the VIE. For VIE’s in which a significant (but not majority) variable interest is held, certain disclosures are required. FIN 46 requires disclosure of Variable Interest Entities in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. Any VIEs created after January 31, 2003, are immediately subject to the consolidation guidance in FIN 46. The measurement principles of this interpretation will be effective for the Company’s 2003 financial statements. The Company does not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

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

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 1. Nature of Business and Significant Accounting Policies (continued)

In November 2003, the EITF reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-01). EITF 03-01 establishes additional disclosure requirements for each category of FAS 115 investments in a loss position. Effective for years ending after December 15, 2003, companies must disclose the aggregate amount of unrealized losses, and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than 12 months and those in a loss position for greater than 12 months. Additionally, certain qualitative disclosures should be made to clarify a circumstance whereby an investment’s fair value that is below cost is not considered other-than-temporary. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers, addressing how a reseller is to account for the redemption of a manufacturer’s coupon by a consumer at the reseller’s location (EITF 03-10). EITF 03-10 eliminates the option that permitted resellers to report the value of the consideration received as a reduction in costs of goods sold, but rather mandates that it be recorded as revenue. EITF 03-10 is applicable to new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. The provisions of this consensus do not have a significant effect on our financial position or operating results.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits. SFAS No. 132 (revised 2003) revises employers’ disclosures about pension plans and other postretirement benefit plans. The statement does not change the measurement or recognition of those plans required by SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The revised statement retains the disclosure requirements contained in the original SFAS No. 132 and requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised statement is effective for fiscal years ending after December 15, 2003. The adoption of SFAS No. 132 (revised) did not have an impact on our financial condition or results of operations.

Note 2. Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 25,000,000 shares with par value of $0.001. On December 10, 1996, the Company issued 21,000 shares of its no par value common stock in consideration of $2,100 in cash.

On November 29, 1999, the State of Nevada approved the Company’s restated Articles of Incorporation, which increased its capitalization from 25,000 common shares to 25,000,000 common shares. The par value was changed to $0.001 per share.

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 2. Stockholders’ Equity (continued)

On November 29, 1999, the Company’s shareholders approved a forward split of its common stock at one hundred shares for one share of the existing shares. The number of common stock shares outstanding increased from 21,000 to 2,100,000. Prior period information has been restated to reflect the stock split

On October 1, 2004, the Company formed Advanced Medical Institute, Inc., a Nevada Company, acquiring all 100 shares of its common stock outstanding. On October 5, 2004, the Company merged with its subsidiary and changed the corporate name of the registrant to Advanced Medical Institute, Inc.

On November 8, 2004, the officers and directors of the Company surrendered for cancellation 1,450,000 shares of common stock.

Subsequent to the cancellation of the common stock of the officers and directors, the Company issued a stock dividend of 15 shares for each share outstanding on November 8, 2004. This resulted in common stock outstanding of 10,400,000 after the stock dividend.

All prior year information has been adjusted to reflect the stock dividend.

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

Basic net loss per common share is based on the weighted average number of shares of common stock outstanding of 30,231,233 and 33,600,000 during 2004, and 2003, respectively. As of December 31, 2004, 2003 and since inception, the Company had no dilutive potential common shares.

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

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 3. Income Taxes (continued)

The components of the Company’s deferred tax asset as of December 31, 2004 and 2003 is as follows:

	2004	2003
Net operating loss carryforward	$14,960	$12,129
Valuation allowance	(14,960)	(12,129)
Net deferred tax asset	$0	$0

A reconciliation of income taxes computed at the statutory rate to the income tax amount recorded is as follows:

	2004	2003	Since Inception
Tax at statutory rate (35%)	$2,831	$29	$14,960
Increase in valuation allowance	(2,831)	(29)	(14,960)
Net deferred tax asset	$0	$0	$0

The net federal operating loss carry forward will expire between 2016 and 2024. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

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

ADVANCED MEDICAL INSTITUTE, INC.
FKA HAWKSDALE FINANCIAL VISIONS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2004 and 2003

Note 7.  Subsequent Events

On January 28, 2005, the Company entered into a “Share Exchange Agreement” with Advanced Medical Institute Pty Limited (“AMIP”), a company incorporated in Australia. The transaction is treated as a reverse merger, with the AMIP as the acquirer and the Company as the acquired company. The Company exchanged 14,600,000 shares of stock for 100% of the outstanding stock of AMIP. The exchange is intended to constitute a tax-free reorganization within the meaning of Section 368(a) (1)(B) of the Internal Revenue Code.

As part of the agreement the officers and directors of the Company will resign and the officers and directors of AMIP will be appointed ten (10) days after the Schedule 14f-1 has been filed with the Security and Exchange Commission. The Schedule 14f-1 was filed on February 2, 2005.