Form 10QSB
period 2005-03-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2005-06-27
CIK 1096620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        Commission File Number: 000-29531

                         ADVANCED MEDICAL INSTITUTE INC.
              (Exact name of small business issuer in its charter)

               Nevada                                     88-0409144
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

             6767 Tropicana Avenue, Suite 207
                     Las Vegas, Nevada                       89103
         (Address of principal executive offices)          (Zip Code)

                  Registrant's Telephone Number: (702) 248-1047


                            -------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

There were 25,000,000 shares of the Company's common stock outstanding on May 31, 2005.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TABLE OF CONTENTS

                                                                                                             Page
PART I -          FINANCIAL INFORMATION.........................................................................2

         ITEM 1.           FINANCIAL STATEMENTS.................................................................2

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................15

         ITEM 3.           CONTROLS AND PROCEDURES.............................................................16

PART II -         OTHER INFORMATION............................................................................21

         ITEM 1.           LEGAL PROCEEDINGS...................................................................21

         ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........................22

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.....................................................22

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................22

         ITEM 5.           OTHER INFORMATION...................................................................22

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................................................23

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                                 March 31, 2005
                                                   (Unaudited)    June 30, 2004
                                                   ------------    ------------
Current Assets
  Cash                                             $    270,537    $    172,984
  Accounts receivable                                   276,895         211,579
  Inventories of medications                             77,019          69,030
                                                   ------------    ------------

  Total Current Assets                                  624,451         453,593
                                                   ------------    ------------


Fixed Assets, net                                       300,232         344,953
                                                   ------------    ------------
  Total Fixed Assets                                    300,232         344,953
                                                   ------------    ------------

Other Assets
  Receivables due from related parties                  443,480         532,131
  Less allowance for doubtful accounts                  (80,827)        (46,499)
  Security deposits                                      89,543          79,989
  Investment in Intelligent Medical Technologies        666,214               0
                                                   ------------    ------------

  Total Other Assets                                  1,118,410         565,621
                                                   ------------    ------------

Total Assets                                       $  2,043,093    $  1,364,167
                                                   ============    ============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31, 2005
                                                 (Unaudited)     June 30, 2004
                                                 ------------    ------------

Current Liabilities
  Unearned revenue                               $     37,709    $    500,539
  Payables                                          1,913,216       1,433,117
  Interest bearing liabilities                         28,010          25,881
  Provision for compensated absences                   79,274          71,051
  Income taxes payable                                157,918          96,670
                                                 ------------    ------------

  Total Current Liabilities                         2,216,127       2,127,258
                                                 ------------    ------------

Non-Current Liabilities
  Payables due to related parties                     280,745          29,128
  Interest bearing liabilities                         73,699          83,633
                                                 ------------    ------------

Total Non-Current Liabilities                         354,444         112,761
                                                 ------------    ------------

Stockholders' Equity

  Common stock, $.001 par value, 25,000,000
  shares authorized, 25,000,000 and 14,600,000
  shares issued and outstanding, respectively          25,000          14,600
  Additional paid in capital                            1,504           4,326
  Retained earnings (deficit)                        (553,982)       (894,778)
                                                 ------------    ------------

  Total Stockholders' Equity                         (527,478)       (875,852)
                                                 ------------    ------------

  Total Liabilities and Stockholders' Equity     $  2,043,093    $  1,364,167
                                                 ============    ============

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                              Three Months Ended              Nine Months Ended
                                          ---------------------------    ---------------------------
                                           March 31,      March 31,        March 31,      March 31,
                                              2005           2004            2005           2004
                                          ------------   ------------    ------------   ------------
TOTAL REVENUES                            $  3,523,916   $  2,656,537    $  9,628,143   $ 10,769,631
Cost of Revenues                             1,107,700      1,033,975       3,174,243      4,219,026
                                          ------------   ------------    ------------   ------------

Gross Profit                                 2,416,216      1,622,562       6,453,900      6,550,605

General and Administrative Expenses          2,227,064      1,794,172       5,973,457      6,369,420

   NET INCOME BEFORE INCOME TAX EXPENSE        189,152       (171,610)        480,443        181,185

   Income Tax Expense                          131,559              0         131,559              0

                                          ------------   ------------    ------------   ------------
   NET INCOME                             $     57,593   $   (171,610)   $    348,884   $    181,185
                                          ============   ============    ============   ============


   Net income (loss) per share basic      $     0.0023   $    (0.0118)   $     0.0171   $     0.0124


   Weighted average number of shares        25,000,000     14,600,000      20,377,778     14,600,000

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended
                                                     March 31,      March 31,
                                                       2005            2004
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Receipts from customers                            $  9,119,852    $ 10,733,733
Interest received                                         1,812          18,663
Payments to suppliers, employees and consultants     (8,728,555)    (10,474,798)
Interest and other finance costs paid                   (19,795)              0
                                                   ------------    ------------
    Net cash provided by operating activities           373,314         277,598
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment              2,686          23,483
Payment for property and equipment                      (30,198)       (151,003)
Loans made                                             (475,373)        (36,981)
Payment for security deposits                              (290)        (26,533)
                                                   ------------    ------------

    Net cash (used in) investing activities            (503,175)       (191,034)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                225,525               0
Repayments of borrowings                                (19,988)        (15,625)
                                                   ------------    ------------

    Net cash provided by financing
activities                                              205,537         (15,625)
                                                   ------------    ------------

    Effect of exchange rate  on cash                     21,877          35,226

    Net change in cash                                   75,676          70,939

    Cash at beginning of period                         172,984         242,673
                                                   ------------    ------------

    Cash at end of period                          $    270,537    $    348,838
                                                   ============    ============

                                   (Unaudited)

                                                       Nine Months Ended
                                                   March 31,        March 31,
                                                      2005            2004
                                                  ------------    ------------

NET INCOME                                        $    348,884    $    181,185

Adjustments to reconcile net income to net cash
  used in operating activities:
    Loss on sale of non-current assets                      65              62
    Depreciation                                        72,168          58,015
    Provision for doubtful accounts                     14,127          13,459

Changes in current assets and liabilities
    Decrease (Increase) in accounts receivable        (136,675)       (170,752)
    Decrease (Increase) in inventories of
medications                                                  0               0
    Decrease (Increase) in unearned revenue           (508,291)        (35,898)
    Decrease (Increase) in payables                    322,997          86,954
    (Decrease) Increase in provisions for
        compensated absences                                 0         (19,593)
    Increase (decrease) in income taxes payable        131,559               0
    Decrease (Increase) in foreign currency
       exchange rate                                   128,480         164,166
                                                  ------------    ------------
    Net cash provided by operations                    373,314         277,598
                                                  ------------    ------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                              Nine Months
                                                 Ended
                                             March 31, 2005   Year Ended
                                              (Unaudited)     June 30, 2004
                                              ------------    ------------

Common stock, number of shares outstanding
  Balance at beginning of period                14,600,000      14,600,000
  Recapitalization as result of merger           2,100,000               0
  Stock cancellation                            (1,450,000)              0
  Stock dividend                                 9,750,000               0
                                              ------------    ------------

  Balance at end of period                      25,000,000      14,600,000
                                              ============    ============

Common stock, par value $.001
  Balance at beginning of year                $     14,600    $     14,600
  Recapitalization as result of merger               2,100               0
  Stock cancellation                                (1,450)              0
  Stock dividend                                     9,750               0
                                              ------------    ------------

  Balance at end of period                          25,000          14,600
                                              ------------    ------------

Additional paid in capital
  Balance at beginning of year                       4,326          18,708
  Recapitalization as result of merger              (2,822)        (14,382)
                                              ------------    ------------

  Balance at end of period                           1,504           4,326
                                              ------------    ------------


Retained (deficits)
  Balance at beginning of year                    (894,778)     (1,106,417)
  Recapitalization as result of merger              (8,088)              0
  Net income (loss)                                348,884         211,639
                                              ------------    ------------

  Balance at end of period                        (553,982)       (894,778)
                                              ------------    ------------

Total stockholders' equity at end of period   ($   527,478)   ($   875,852)
                                              ============    ============

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004

1. NATURE OF BUSINESS

Nature of Business

Advanced Medical Institute, Inc. (fka Hawksdale Financial Visions, Inc.) ("Company") was organized December 6, 1996 under the laws of the State of Nevada and was previously in the development stage through March 21, 2005.

On March 21, 2005 the Company completed a Stock Exchange Agreement with Advanced Medical Institute Pty, Ltd. (an Australian Company) ("AMIP"). As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

      (1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

      (2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

Advanced Medical Institute Pty., Ltd. is a company limited by shares, incorporated and domiciled in Australia. The principal activity AMIP is the medical treatment of male sexual dysfunction. AMIP is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMIP operates a centralized call center and approximately twenty clinics Australia wide. The pharmaceuticals are obtained from a limited number of vendors.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

Basis of Accounting

The accompanying financial statements are accrual basis.

Cash Equivalents

For purposes of the statement of cash flows the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Sales are reported as deferred income when the sales contracts are executed and the term of the contract exceeds three months. Up to three months medication is delivered to the patient upon the signing of a contract. Generally the term of the sales contracts are up to one year, but they can be for longer periods of time. The deferred income arising from the contracts that exceed three months is then amortized, on a straight line basis, into income during the approximated composite remaining medication delivery period. This approximated composite is an estimate that may vary from period to period.

Advertising Expense

Advertising costs are charged to expense as incurred.

Income Tax

The Company adopts the liability method of tax-effect accounting whereby the income tax expense is based on the operating profit adjusted for permanent differences.

Timing differences which arise due to the different accounting periods in which items of revenue and expense are included in the determination of accounting and taxable income are brought to account as either a provision for deferred income tax or as a future income tax benefit at the rate of income tax applicable to the period in which the benefit will be received or the liability will become payable.

Future income tax benefits are not brought to account unless realization of the asset is assured beyond any reasonable doubt. Future income tax benefits in relation to tax losses are not brought to account unless there is virtual certainty of realization of the benefit.

The amount of benefits brought to account or which may be realized in the future is based on the assumption that no adverse change will occur in income taxation legislation and the anticipation that the Company will derive sufficient future assessable income to enable the benefit to be realized and comply with the conditions of deductibility imposed by the law.

Inventories

Inventories are measured at the lower of cost or net realizable value. Costs are assigned on a first-in first-out basis.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are expenses as incurred and expenditures for major renewals and betterments are capitalized. Assets retired or sold are removed from the property accounts, with gains or losses on disposal included in income.

Depreciation

Equipment placed in service is depreciated over the estimated useful lives of the assets using the straight line depreciation method.

Employee Entitlements

Contributions are made to an employee superannuation fund and are charged as expenses when incurred.

Foreign Currency

In the statement of cash flows, the line item "US decrease (US increase) in foreign currency exchange rate" arises from the overall change arising from the movement of the foreign exchange rate between Australia and the United States.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Advanced Medical Institute Pty., Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.

                                         31 March 2005   30 June 2004


3. PROPERTY AND EQUIPMENT

         Leasehold improvements                128,676        128,719
         Less: accumulated depreciation         28,074         19,429
                                          ------------   ------------
                                               100,602        109,247
                                          ------------   ------------

         Motor Vehicles                         37,770         37,770
         Less: Accumulated Depreciation         10,200          4,938
                                          ------------   ------------
                                                27,570         32,832
                                          ------------   ------------

         Office Furniture & Equipment          104,778         96,480
         Less: Accumulated Depreciation         30,652         22,007
                                          ------------   ------------
                                                74,126         74,473
                                          ------------   ------------

         Computer Hardware                     119,331        112,644
         Less: Accumulated Depreciation         87,075         64,898
                                          ------------   ------------
                                                32,256         47,746
                                          ------------   ------------

         Low Value Pooled Fixed Assets          61,597         59,797
         Less: Accumulated Depreciation         48,966         36,938
                                          ------------   ------------
                                                12,631         22,859
                                          ------------   ------------

         Computer Software                     118,343        107,681
         Less: Accumulated Depreciation         65,296         49,885
                                          ------------   ------------
                                                53,047         57,796
                                          ------------   ------------

         Total Property and Equipment          300,232        344,953
                                          ============   ============

4. INTEREST BEARING LIABILITIES

                                                          31 March  30 June
                                                             2005     2004

       Current, as of the period ended March 31             28,010   25,881
       ==================================================   ======   ======

       Non-current, due during the period ended March 31:

       2005                                                      0   28,386
       2006                                                 39,767   30,987
       2007                                                 25,539   24,260
       2008                                                  8,393        0
                                                            ------   ------

       Total non-current                                    73,699   83,633
                                                            ======   ======


       The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.40% to 11.4%. Obligations under the notes are secured by the financed assets included in property and equipment.

5.       LAWSUITS

Litigation is pending or threatened by or against the Company as follows:

The Company is a defendant in various lawsuits. The legal responsibility and financial impact with respect to such litigation cannot presently be determined. Management, after review, including consultation with counsel, considers that any ultimate liability which would be likely to arise from these lawsuits would not materially affect the financial position or results of operations of the Company. However, there can be no assurance that these matters can be disposed of without such an affect.

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the "ACCC") filed a suit against the Company in the Federal Court of Australia Sydney Registry. The ACCC claims that a series of advertisements made by the Company involving a celebrity that confessed impotence were misleading and deceptive. The Company has denied the allegation and is vigorously defending this suit. ACCC is seeking corrective advertising for the alleged misleading and deceptive advertisements. The ACCC has not made any claim for damages. The hearing of the proceedings commenced on May 16, 2005 and continued through May 19, 2005. The hearing has been adjourned until August 30, 2005 and will continue until September 2005, if necessary.

On August 10, 2004, Bradley Joyce, the Company's former Chief Executive Officer filed a suit against the Company in the Industrial Commission of NSW. Mr. Joyce alleges that his contract is unfair and seeks to have the Industrial Commission of NSW amend the contract to include a six month severance payment (which would be approximately $77,000). These proceedings are at an early stage and a compulsory conciliation conference did not resolve the claim. The Company has denied the allegations and is vigorously defending this suit.

On December 17, 2002, Alan Hibberd, a former patient, notified a claim against the Company in accordance with the Personal Injuries Proceeding Act of 2002. The Company received the notification on April 5, 2004. Mr. Hibberd claims that we did not properly notify him of possible adverse effects of the medical procedure he underwent. Mr. Hibberd is seeking reimbursement of wages in the amount of $1,332 and presently unspecified damages for physical injuries. These proceedings are in pre-court procedure. The Company has denied the allegations and is vigorously defending this suit.

On September 27, 2004, Rocco Licastro, a former patient, filed a suit against the Company in the District Court of NSW, Sydney Registry. Mr. Licastro's claims result from an injection therapy that Mr. Licastro claims caused physical injuries. Mr. Licastro is seeking damages including medical expenses, but no amount has been specified to date. These proceedings are in an early stage. The Company has denied the allegations and is vigorously defending this suit.

On August 24, 2004, the Company initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us, Dr. Ian Davies, Mr. Ryan's partner, and a third company controlled by Dr. Davies (the "Defendants") in the Federal Court of Australia. The Company alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. The Company is seeking an injunction restraining the Defendants from using its confidential information and intellectual property. The Company is also seeking an as of yet unspecified amount of damages. This proceeding is still in the discovery stage. The Defendants have denied the allegations.

6. LEASE COMMITMENTS

       The Company is party to long-term, non-cancelable operating lease agreements for administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

                                               31 March 2005   31 March 2004


      Due during the period ended March 31:
      2005                                          476,062          541,096
      2006                                          342,350          330,311
      2007                                          233,219          181,761
      2008                                          167,214           71,372
      2009                                            6,967            7,084
                                                  ---------        ---------

                                                  1,225,812        1,131,624
                                                  =========        =========


7.       CONCENTRATIONS

Sales Markets - The Company's revenues arise from Australian customers.

Suppliers - Although the Company has access to a variety of suppliers, the majority of the Company's products that are obtained for resale are purchased from a limited number of suppliers.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist of uninsured cash deposited in the bank and large receivables that are sometimes due from a limited number of debtors. The Company extends credit to a variety of related parties.


8. STOCK EXCHANGE AGREEMENT

On March 21, 2005 (the "Closing Date"), Advanced Medical Institute, Inc., a Nevada, USA company ("AMI USA") consummated the transactions contemplated by that certain Share Exchange Agreement dated as of January 28, 2005 (the "Exchange Agreement") by and among AMI USA, Advanced Medical Pty Limited, a privately owned Australian company ("AMI Australia"), and AMI Australia's shareholders, (the "Shareholders"), pursuant to which AMI USA acquired all of the issued and outstanding shares of stock of the Company in exchange for the issuance in the aggregate of 14,600,000 of AMI USA's shares of common stock (the "Shares") to the Shareholders. The issuance of AMI USA's shares of common stock to the Shareholders was exempt from registration under the Securities Act of 1933, as amended ("Securities Act") pursuant to Section 4(2) and Regulation S promulgated under the Act.

Following the Closing Date, AMI Australia became a wholly-owned subsidiary of AMI USA, and upon the issuance of the Shares, the Shareholders became the owners of approximately 58.4% of all of AMI USA's issued and outstanding stock. AMI USA currently has a total of 25,000,000 shares of Common Stock issued and outstanding on a non-fully diluted basis.

9. RELATED PARTY DISCLOSURES

                                                                                31 March 2005      31 March 2004
                                                                                     USD                 USD
      Advanced Hearing Institute Pty. Ltd. (an AU co.)
      Relationship: Under common management control
      Payable to this related party                                        AP          5,253                   0

      Advanced Medical Institute Intl. Pty. Ltd. (an AU co.)
      Relationship: Under common management control
      Receivable from this related party                            AR                     0                   0

      Advance Medical Solutions Pty. Ltd. (an AU co.)
      Relationship: Under common management control
      Call center fees charged to the Company                                        241,989             319,322
      Customer service fees charged to the Company                                    87,212             186,105
      Receivable from this related party                            AR                 2,466                   0
      Payable to this related party                                        AP              0               1,803

      Australian Momentum Health Pty. Ltd. (an AU co.)
      Relationship: Under common management control
      Payable to this related party                                        AP              0                 356

      Intelligent Medical Technologies Pty. Ltd. (an AU co.)
      Relationship: Company invested in this entity
      Receivable from this related party                            AR               173,544                   0

      Jack Vaisman  (an AU citizen)
      Relationship: Director of the Company
      Payable to this related party                                        AP         42,843              16,004

      Total Health Screening Pty. Ltd. (an AU co.)
      Relationship: Jack Vaisman, trustee of the owner
      Rental revenue received from this entity                                        17,693              16,857
      Receivable from this related party                            AR               267,470              89,689
      Less allowance for doubtful accounts                                           (80,827)            (50,771)
      Net receivable from this related party                                         186,643              38,918

      Whygo Video Conferencing Pty. Ltd. (an AU co.)
      Relationship: Company shares in this entity's profits
      Rental revenue received from this entity                                         3,657              14,316
      Video Conferencing fees charged to the Company                                   3,939                   0
      Payable to this related party                                        AP          1,592               4,704

      Dragon Enterprises Ltd.
      Relationship: This entity owns part of "AMI USA"
      Payable to this related party                                        AP        231,057                   0

                                                                               31 March 2005       31 March 2004
                                                                                     USD                 USD
      TOTAL Receivables due from related parties                    AR               443,480              89,689
                                                                    --              ========             =======

      TOTAL Payables due to related parties                                AP        280,745              22,867
                                                                           --       ========             =======

      Receivables from, and payables to, related parties are unsecured, interest-free and have no fixed repayment term.

      Compensation in the form of wages and/or management fees is paid to various related parties.

      During the nine months ended, the Company paid expenses for the following entities in the amounts listed:

      o        Intelligent Medical Technologies Pty. Ltd.                            126,602                   0
      o        Total Health Screening Pty. Ltd.                                      256,436              47,935
      o        Whygo Video Conferencing Pty. Ltd.                                      3,832              32,834


10. GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, if the Company continues to report negative stockholders' equity or does not have sufficient current assets to pay current liabilities as they come due, it may not be able to continue as a going concern. Certain regulatory rules and regulations require that the Company maintain a positive stockholders' equity while it operates. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the six month period following the change in control of the Company that took place on March 21, 2005. In the event the Company's stockholders' equity is not timely increased via a capital infusion and/or profitable operations, the Company may not be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


11. CONTINGENT LIABILITY

      A dispute with a previous telecommunication carrier over billing in the amount of $122,924 arose in 2002. Since the Company lodged a counter claim of $550,904 against the carrier in 2003, no correspondence has been received, from the carrier. No settlement has been reached, but in the opinion of the Company's directors, the $122,924 will not be paid. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


12. NON-CASH INVESTING TRANSACTION

      A non-cash investing transaction consisting of the Company investing in Intelligent Medical Technologies Pty. Ltd. was consummated by extinguishing $666,214 of receivables. This investment has been included in the Company's non-current assets at cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INCOME TAXES - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

CONTINGENCIES - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This impairment analysis will be performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.


NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

         We were incorporated under the name of Hawksdale Financial Visions, Inc. (sometimes the "Company") on December 6, 1996 under the laws of the State of Nevada. We originally had intended to time share a single family dwelling house in the Rum Cay area of the Bahamas, offering a one-twelfth fractional interest. As at March 31, 1997, all funds raised by the sale of shares of $.001 par value common stock ("Common Stock") in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

         On October 1, 2004, we formed a corporation under the laws of the State of Nevada called "Advanced Medical Institute Inc." and on October 5, 2004, we acquired one hundred shares of its common stock for cash. On October 15, 2004, the subsidiary was merged with and into the Company and as a result of the merger, the Company's corporate name was changed to "Advanced Medical Institute Inc."

         From March 31, 1997 until January 28, 2005, we had been in the developmental stage and have had no operations and we could be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

         On January 28, 2005, we entered into a Share Exchange Agreement (the "Exchange Agreement") with Advanced Medical Institute Pty Limited, a privately owned Australian company ("AMI Australia"), and AMI Australia's shareholders, (the "Shareholders"), pursuant to which the parties agreed that we would acquire all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000, or 58.4%, of our shares of Common Stock (the "Shares") to the Shareholders. On March 21, 2005, we closed the transaction and issued our Shares, resulting in us acquiring the business of AMI Australia (the "Share Exchange"), which is discussed below. As used herein, the "Company" shall also mean AMI Australia after the close of the Share Exchange when used for events after March 21, 2005, described herein.

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

Competition

         AMI Australia competes with rival treatments such as Viagra, Cialis and Levitra. Companies of all sizes are engaged in the development and commercialization of technologies similar to ours. Competition is intense in all of our businesses and includes many large and small competitors. The principal means of competition vary among product categories and business groups. However, the efficacy, safety, patients' and customers' ease of use and cost effectiveness of our products are important factors for success in all of our principal businesses. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

Employees

         As of May 31, 2005, the Company had a total of approximately 140 full-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. None of the Company's employees are members of a union or labor organization.

Currency Conversion

         As of March 31, 2005 and 2004, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars
(AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

RESULTS OF OPERATIONS.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                                       Nine months ended           Three months ended
                                                           March 31,                    March 31,
                                                      2005           2004          2005          2004
                                                     --------      --------      --------      --------
         Revenues                                     100.0%         100.0%        100%          100%

         Cost of Revenues                              33.0%          39.2%         31.4%         38.9%

         Gross Profit                                  67.0%          60.8%         68.6%         61.1%

         General and administrative expenses           62.0%          59.1%         63.2%         67.6%

         Income before income tax                       5.0%           1.7%          1.7%         (6.5%)

         Income tax expenses                           (1.4%)          0.0%          3.7%            0%

         Net Income                                     3.6%           1.7%          1.6%         (6.5%)

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

REVENUES. Revenues were $9,628,143 in the nine months ended March 31, 2005 compared to $10,769,631 in the nine months ended March 31, 2004. The decrease in revenues in the nine-month period is attributable to the reduction in the number of patients buying treatment programs from the Company which decrease was substantially offset by an increase in the average revenue per patient during the nine months ended March 31, 2005.

COST OF REVENUES. Cost of revenues were $3,174,243 in the nine months ended March 31, 2005 compared to $4,219,026 in the nine months ended March 31, 2004 as a result of reduction in the number of patients during the nine months ended March 31, 2005. As a percentage of revenues, cost of revenues were 33.0% in the nine months ended March 31, 2005 compared to 39.2% in the nine months ended March 31, 2004. Gross profit was $6,453,900 in the nine months ended March 31, 2005 compared to $6,550,605 in the nine months ended March 31, 2004. As a percentage of revenues, gross profit increased to 67.0% in the nine months ended March 31, 2005 from 60.8% in the nine months ended March 31, 2004. The 6.2% increase in the gross profit percentage is attributable to a decrease in our medical consulting fees as a result of the Company reducing the number of doctor's required to service the Company's patients arising from an internal restructuring of the manner of the Company's service delivery and a resulting increase in operational efficiency.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $5,973,457 in the nine months ended March 31, 2005 compared to $6,369,420 in the nine months ended March 31, 2004. As a percentage of revenues, general and administrative expenses increased to 62.0% in the nine months ended March 31, 2005 from 59.1% in the nine months ended March 31, 2004. The 2.9% increase as a percentage of revenues was related to an increase in the Company's advertising expenses which was partially offset by a decrease in the Company's head office consultancy fees arising from an internal restructuring of the manner of the Company's service delivery and a resulting increase in operational efficiency.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.
Income before income tax was $480,443 in the nine months ended March 31, 2005 compared to $181,185 in the nine months ended March 31, 2004. This increase was attributable to the increase in gross profit percentage during the nine months ended March 31, 2005.

Income tax expenses were $131,559 in the nine months ended March 31, 2005 compared to $0 in the nine months ended March 31, 2004. This increase is attributable to the increase in income during the nine months ended March 31, 2005.

NET INCOME. Net income was $348,884 in the nine months ended March 31, 2005 compared to $181,185 in the nine months ended March 31, 2004. This increase is attributable to the reasons set forth above related to the increase in the gross profit percentage.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES. Revenues were $3,523,916 in the three months ended March 31, 2005 compared to $2,656,537 in the three months ended March 31, 2004. The increase in revenues in the three-month period is attributable to the effect of increased advertising and sales efforts during the three months ended March 31, 2005.

COST OF REVENUES. Cost of revenues were $1,107,700 in the three months ended March 31, 2005 compared to $1,033,975 in the three months ended March 31, 2004 as a result of the growth of business during the three months ended March 31, 2005. As a percentage of revenues, cost of revenues were 31.4% in the three months ended March 31, 2005 compared to 38.9% in the three months ended March 31, 2004. Gross profit was $2,416,216 in the three months ended March 31, 2005 compared to $1,622,562 in the three months ended March 31, 2004. As a percentage of revenues, gross profit increased to 68.6% in the three months ended March 31, 2005 from 61.1% in the three months ended March 31, 2004. The 7.5% increase in the gross profit percentage is attributable to a decrease in the Company's medical consulting fees arising from the Company reducing the number of doctor's required to service the Company's patients arising from an internal restructuring of the manner of the Company's service delivery and a resulting increase in operational efficiency.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3,334,764 in the three months ended March 31, 2005 compared to $2,828,147 in the three months ended March 31, 2004. As a percentage of revenues, general and administrative expenses decreased to 63.2% in the three months ended March 31, 2005 from 67.6% in the three months ended March 31, 2004. The decrease is due to increase in the Company's advertising expenses which was partially offset by a reduction in the Company's head office consultancy fees arising from an internal restructuring of the manner of the Company's service delivery and a resulting increase in operational efficiency.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.
Income before income tax was $189,152 in the three months ended March 31, 2005 compared to $(171,610) in the three months ended March 31, 2004. This increase was attributable to the increase in revenue and the gross profit percentage during the three months ended March 31, 2005.

Income tax expenses were $131,559 in the three months ended March 31, 2005 compared to $0 in the three months ended March 31, 2004. This increase is attributable to the increase in income during the three months ended March 31, 2005.

NET INCOME. Net income was $57,593 in the three months ended March 31, 2005 compared to $(171,610) in the three months ended March 31, 2004. This increase is attributable to the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had $270,537 of cash and cash equivalents and $(1,591,676) of working capital as compared to $172,984 and $(1,673,665), respectively, at June 30, 2004.


The Company does not have sufficient cash and cash equivalents for the next twelve months of operations. If the Company continues to report negative stockholders' equity, or does not have sufficient assets to pay current liabilities as they come due, it may not be able to continue as a going concern. Certain regulatory rules and regulations require that the Company maintain a positive stockholders' equity while it operates. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the six month period following the change in control of the Company that took place on March 21, 2005. In the event the Company's stockholders' equity is not timely increased via a capital infusion and/or profitable operations, the Company may not be able to continue as a going concern.

The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

         Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the "ACCC") filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claims that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. AMI Australia has denied the allegation and is vigorously defending this suit. ACCC is seeking corrective advertising for the alleged misleading and deceptive advertisements. The ACCC has not made any claim for damages. The hearing of the proceedings commenced on May 16, 2005 and continued through May 19, 2005. The hearing has been adjourned until August 30, 2005 and will continue until September 2005, if necessary.

         On August 10, 2004, Bradley Joyce, AMI Australia's former Chief Executive Officer filed a suit against AMI Australia in the Industrial Commission of NSW. Mr. Joyce alleges that his contract is unfair and seeks to have the Industrial Commission of NSW amend the contract to include a six month severance payment (which would be approximately AU$100,000). These proceedings are at an early stage and a compulsory conciliation conference did not resolve the claim. AMI Australia has denied the allegations and is vigorously defending this suit.

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

         On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro's claims result from an injection therapy that Mr. Licastro claims caused physical injuries. Mr. Licastro is seeking damages including medical expenses, but no amount has been specified to date. These proceeding are in an early stage. AMI Australia has denied the allegations and is vigorously defending this suit.

         On August 24, 2004, AMI Australia initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us, Dr. Ian Davies, Mr. Ryan's partner, and a third company controlled by Dr. Davies (the "Defendants") in the Federal Court of Australia. AMI Australia alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. AMI Australia is seeking an injunction restraining the Defendants from using its confidential information and intellectual property. AMI Australia is also seeking an as of yet unspecified amount of damages. This proceeding is still in the discovery stage. The Defendants have denied the allegations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 25, 2005, the Board of directors submitted to a majority of shareholders eligible to vote a proposal to approve (i) an amendment to our Articles of Incorporation to increase the number of authorized shares of capital stock to 100,000,000 shares of which 90,000,000 shares are Common Stock and 10,000,000 shares are Preferred Stock which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of stockholders and (ii) the amendment and restatement of our Bylaws which were in place prior to the share exchange that closed on March 21, 2005, but are not desirable for the Company's current and future needs. The amended and restated Bylaws provide for terms we believe are more appropriate to our current and future needs.

         The amendment to our Articles of Incorporation and the amendment and restatement of our Bylaws were ratified by holders of 13,932,500 shares of the Company's capital stock eligible to vote on May 25, 2005. The shareholders who approved the foregoing equaled 55.73% of the issued and outstanding shares of capital stock of the Company eligible to vote. An information statement has been distributed to the other shareholders of the Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit
 Number                                      Description
------------      --------------------------------------------------------------

2.1 Share Exchange Agreement, dated January 28, 2005 (incorporated herewith by reference to Exhibit 2.1 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated March 21, 2005 and filed with the Securities and Exchange Commission on March 28, 2005).

3.1 Certificate of Incorporation of Advanced Medical Institute Inc. (incorporated herewith by reference to Exhibit 3.1 to Advanced Medical Institute Inc.'s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 16, 2000).

3.2 By-laws of Advanced Medical Institute Inc. (incorporated herewith by reference to Exhibit 3.2 to Advanced Medical Institute Inc.'s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 16,
                  2000).

14.1              Code of Ethics (incorporated herewith by reference to Exhibit
                  14.1 to Advanced Medical Institute Inc.'s Annual Statement on Form 10-KSB filed with the Securities and Exchange Commission on May 31, 2005).

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

(b)   REPORTS ON FORM 8-K:

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADVANCED MEDICAL INSTITUTE INC.


Date:  June 24, 2005                    By:  /s/ Jacov (Jack) Vaisman
                                             ------------------------------
                                              Jacov (Jack) Vaisman
                                              Chief Executive Officer


Date:  June 24, 2005                    By:  /s/ Dilip Shrestha
                                             ------------------------------
                                              Dilip Shrestha
                                              Chief Financial Officer

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        Commission File Number: 000-29531

                         ADVANCED MEDICAL INSTITUTE INC.
              (Exact name of small business issuer in its charter)

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
         (Address of principal executive offices)          (Zip Code)

                  Registrant's Telephone Number: (702) 248-1047


                        --------------------------------
                            (Former Name and Address)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

There were 25,000,000 shares of the Company's common stock outstanding on May 31, 2005.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TABLE OF CONTENTS

                                                                                                              Page
PART I -          FINANCIAL INFORMATION.........................................................................2

         ITEM 1.           FINANCIAL STATEMENTS.................................................................2

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................17

         ITEM 3.           CONTROLS AND PROCEDURES.............................................................18

PART II -         OTHER INFORMATION............................................................................22

         ITEM 1.           LEGAL PROCEEDINGS...................................................................22

         ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........................23

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.....................................................23

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................23

         ITEM 5.           OTHER INFORMATION...................................................................23

         ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K....................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                     ASSETS

                                                   March 31, 2005    March 31, 2004
                                                    (Unaudited)        (Unaudited)
                                                   --------------    --------------
Current Assets
  Cash                                             $      270,537    $      348,923
  Accounts receivable                                     276,895           264,701
  Inventories of medications                               77,019           105,522
                                                   --------------    --------------

  Total Current Assets                                    624,451           719,146
                                                   --------------    --------------


Fixed Assets, net                                         300,232           357,760
                                                   --------------    --------------
  Total Fixed Assets                                      300,232           357,760
                                                   --------------    --------------

Other Assets
  Receivables due from related parties                    443,480            89,689
  Less allowance for doubtful accounts                    (80,827)          (50,771)
  Security deposits                                        89,543            88,383
  Investment in Intelligent Medical Technologies          666,214                 0
                                                   --------------    --------------

  Total Other Assets                                    1,118,410           127,301
                                                   --------------    --------------

Total Assets                                       $    2,043,093    $    1,204,207
                                                   ==============    ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 March 31, 2005    March 31, 2004
                                                  (Unaudited)       (Unaudited)
                                                 --------------    --------------

Current Liabilities
  Unearned revenue                               $       37,709    $      342,469
  Payables                                            1,913,216         1,597,461
  Interest bearing liabilities                           28,010            26,610
  Provision for compensated absences                     79,274            44,171
  Income taxes payable                                  157,918                 0
                                                 --------------    --------------

  Total Current Liabilities                           2,216,127         2,010,711
                                                 --------------    --------------

Non-Current Liabilities
  Payables due to related parties                       280,745            22,867
  Interest bearing liabilities                           73,699            76,850
                                                 --------------    --------------

Total Non-Current Liabilities                           354,444            99,717
                                                 --------------    --------------

Stockholders' Equity

  Common stock, $.001 par value, 25,000,000
  shares authorized, 25,000,000 and 14,600,000
  shares issued and outstanding, respectively            25,000            14,600
  Additional paid in capital                              1,504             4,326
  Retained earnings (deficit)                          (553,982)         (925,147)
                                                 --------------    --------------

  Total Stockholders' Equity                           (527,478)         (906,221)
                                                 --------------    --------------

  Total Liabilities and Stockholders' Equity     $    2,043,093    $    1,204,207
                                                 ==============    ==============

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                                                Three Months Ended
                                          ----------------------------
                                            March 31,       March 31,
                                              2005            2004
                                          ------------    ------------

TOTAL REVENUES                            $  3,523,916    $  2,656,537
Cost of Revenues                             1,107,700       1,033,975
                                          ------------    ------------

Gross Profit                                 2,416,216       1,622,562

General and Administrative Expenses          2,227,064       1,794,172

   NET INCOME BEFORE INCOME TAX EXPENSE        189,152        (171,610)

   Income Tax Expense                         (131,559)              0

                                          ------------    ------------
   NET INCOME                             $     57,593    ($   171,610)
                                          ============    ============


   Net income (loss) per share basic      $     0.0023    ($    0.0118)


   Weighted average number of shares        25,000,000      14,600,000

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                     March 31,        March 31,
                                                       2005              2004
                                                  ----------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Receipts from customers                                $3,087,098       $2,752,025
Interest received                                           1,812           12,330
Payments to suppliers, employees and consultants      (2,907,319)      (2,978,727)
Interest and other finance costs paid                     (7,331)                0
                                                  ----------------  ---------------
Net cash provided by operating activities                 174,260        (214,372)
                                                  ----------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment                  143                0
Payment for property and equipment                       (19,256)         (35,086)
Loans made                                               (88,834)         (22,600)
Payment for security deposits                                 188         (14,114)
                                                  ----------------  ---------------

Net cash (used in) investing activities                 (107,759)         (71,800)
                                                  ----------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings                                  225,525                0
Repayments of borrowings                                (149,011)          (5,839)
                                                  ----------------  ---------------

Net cash provided by financing activities                  76,514          (5,839)
                                                  ----------------  ---------------

Effect of exchange rate  on cash                            1,911         (15,290)

Net change in cash                                        143,015        (292,011)

Cash at beginning of period                               125,611          656,224
                                                   ---------------  ---------------

 Cash at end of period                                   $270,537         $348,923
                                                   ===============  ===============

                                                           Three Months Ended
                                                       March 31,        March 31,
                                                         2005              2004
                                                    --------------    --------------
NET INCOME                                          $       57,593    ($     171,610)

Adjustments to reconcile net income to net
cash used in operating activities:
Loss on sale of non-current assets                              65                 0
Depreciation                                                27,063            19,338
Provision for doubtful accounts                             14,127                 0

Changes in current assets and liabilities
Decrease (Increase) in accounts receivable                (128,825)           50,672
Decrease (Increase) in inventories of medications                0                 0
Decrease (Increase) in unearned revenue                   (196,993)           95,488
Decrease (Increase) in payables                            281,719          (215,915)
(Decrease) Increase in provisions for
     compensated absences                                        0                 0
Increase (decrease) in income taxes payable                131,559                 0
Decrease (Increase) in foreign currency exchange
rate                                                       (12,048)            7,655
                                                    --------------    --------------
Net cash provided by operations                            174,260          (214,372)
                                                    --------------    --------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                               Three Months      Three Months
                                                  Ended             Ended
                                              March 31, 2005    March 31, 2004
                                               (Unaudited)       (Unaudited)
                                              --------------    --------------

Common stock, number of shares outstanding
  Balance at beginning of period                      25,000        14,600,000
  Recapitalization as result of merger                     0                 0
  Stock cancellation                                       0                 0
  Stock dividend                                           0                 0
                                              --------------    --------------

  Balance at end of period                            25,000        14,600,000
                                              ==============    ==============

Common stock, par value $.001
  Balance at beginning of year                $       25,000    $       14,600
  Recapitalization as result of merger                     0                 0
  Stock cancellation                                       0                 0
  Stock dividend                                           0                 0
                                              --------------    --------------

  Balance at end of period                            25,000            14,600
                                              --------------    --------------

Additional paid in capital
  Balance at beginning of year                         4,326            18,708
  Recapitalization as result of merger                (2,822)          (14,382)
                                              --------------    --------------

  Balance at end of period                             1,504             4,326
                                              --------------    --------------


Retained (deficits)
  Balance at beginning of period                    (603,487)         (753,537)
  Recapitalization as result of merger                (8,088)                0
  Net income (loss)                                   57,593          (171,610)
                                              --------------    --------------

  Balance at end of period                          (553,982)         (925,147)
                                              --------------    --------------

Total stockholders' equity at end of period   $     (527,478)   $     (906,221)
                                              ==============    ==============

                            LICHTER, YU & ASSOCIATES
                          CERTIFIED PUBLIC ACCOUNTANTS

                       16133 VENTURA BOULEVARD, SUITE 520
                            ENCINO, CALIFORNIA 91436
                      TEL (818) 789-0265 FAX (818) 784-3292



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and
Stockholders of Advanced Medical Institute, Inc.

We have reviewed the accompanying statements of financial position of Advanced Medical Institute, Inc. as of March 31, 2005 and 2004, and the related statements of income, stockholders' equity, and cash flows for each of the three month periods then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


Lichter, Yu & Associates

May 30, 2005

                        ADVANCED MEDICAL INSTITUTE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2005 AND 2004


1.    NATURE OF BUSINESS

      Nature of Business

      Advanced Medical Institute, Inc. (fka Hawksdale Financial Visions, Inc.) ("Company") was organized December 6, 1996 under the laws of the State of Nevada and was previously in the development stage through March 21, 2005.

      On March 21, 2005 the Company completed a Stock Exchange Agreement with Advanced Medical Institute Pty, Ltd. (an Australian Company) ("AMIP"). As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

            (1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

            (2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

      Advanced Medical Institute Pty., Ltd. is a company limited by shares, incorporated and domiciled in Australia. The principal activity AMIP is the medical treatment of male sexual dysfunction. AMIP is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMIP operates a centralized call center and approximately twenty clinics Australia wide. The pharmaceuticals are obtained from a limited number of vendors.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

      Basis of Accounting

      The accompanying financial statements are accrual basis.

      Cash Equivalents

      For purposes of the statement of cash flows the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

       Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

       Revenue Recognition

       Sales are reported as deferred income when the sales contracts are executed and the term of the contract exceeds three months. Up to three months medication is delivered to the patient upon the signing of a contract. Generally the term of the sales contracts are up to one year, but they can be for longer periods of time. The deferred income arising from the contracts that exceed three months is then amortized, on a straight line basis, into income during the approximated composite remaining medication delivery period. This approximated composite is an estimate that may vary from period to period.

       Advertising Expense

       Advertising costs are charged to expense as incurred.

       Income Tax

       The Company adopts the liability method of tax-effect accounting whereby the income tax expense is based on the operating profit adjusted for permanent differences.

       Timing differences which arise due to the different accounting periods in which items of revenue and expense are included in the determination of accounting and taxable income are brought to account as either a provision for deferred income tax or as a future income tax benefit at the rate of income tax applicable to the period in which the benefit will be received or the liability will become payable.

       Future income tax benefits are not brought to account unless realization of the asset is assured beyond any reasonable doubt. Future income tax benefits in relation to tax losses are not brought to account unless there is virtual certainty of realization of the benefit.

       The amount of benefits brought to account or which may be realized in the future is based on the assumption that no adverse change will occur in income taxation legislation and the anticipation that the Company will derive sufficient future assessable income to enable the benefit to be realized and comply with the conditions of deductibility imposed by the law.

       Inventories

       Inventories are measured at the lower of cost or net realizable value. Costs are assigned on a first-in first-out basis.

       Property and Equipment

       Property and equipment are carried at cost. Expenditures for maintenance and repairs are expenses as incurred and expenditures for major renewals and betterments are capitalized. Assets retired or sold are removed from the property accounts, with gains or losses on disposal included in income.

       Depreciation

       Equipment placed in service is depreciated over the estimated useful lives of the assets using the straight line depreciation method.

       Employee Entitlements

       Contributions are made to an employee superannuation fund and are charged as expenses when incurred.

       Foreign Currency

       In the statement of cash flows, the line item "US decrease (US increase) in foreign currency exchange rate" arises from the overall change arising from the movement of the foreign exchange rate between Australia and the United States.

       Principles of Consolidation

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Advanced Medical Institute Pty., Ltd. All significant intercompany accounts and transactions have been eliminated upon consolidation.


                                                           31 March 2005       31 March 2004
3.    PROPERTY AND EQUIPMENT

      Leasehold improvements                                     128,676             128,719
      Less: accumulated depreciation                              28,074              14,961
                                                              ----------          ----------
                                                                 100,602             113,758
                                                              ----------          ----------

      Motor Vehicles                                              37,770              21,377
      Less: Accumulated Depreciation                              10,200               4,869
                                                              ----------          ----------
                                                                  27,570              16,508
                                                              ----------          ----------

      Office Furniture & Equipment                               104,778              94,158
      Less: Accumulated Depreciation                              30,652              17,791
                                                              ----------          ----------
                                                                  74,126              76,367
                                                              ----------          ----------

      Computer Hardware                                          119,331             107,352
      Less: Accumulated Depreciation                              87,075              55,372
                                                              ----------          ----------
                                                                  32,256              51,980
                                                              ----------          ----------



      Low Value Pooled Fixed Assets                               61,597              59,659
      Less: Accumulated Depreciation                              48,966              31,342
                                                              ----------          ----------
                                                                  12,631              28,317
                                                              ----------          ----------

      Computer Software                                          118,343             106,743
      Less: Accumulated Depreciation                              65,296              35,913
                                                              ----------          ----------
                                                                  53,047              70,830
                                                              ----------          ----------

      Total Property and Equipment                               300,232             357,760
                                                              ==========          ==========

                                                           31 March 2005       31 March 2004
4. INTEREST BEARING LIABILITIES

      Current, as of the period ended March 31                    28,010              26,610
                                                              ==========          ==========

      Non-current, due during the period ended March 31:

      2005                                                             0              26,713
      2006                                                        39,767              30,306
      2007                                                        25,539              19,831
      2008                                                         8,393                   0
                                                              ----------          ----------

      Total non-current                                           73,699              76,850
                                                              ==========          ==========


       The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.40% to 11.4%. Obligations under the notes are secured by the financed assets included in property and equipment.

5.     LAWSUITS

       Litigation is pending or threatened by or against the Company as follows:

       The Company is a defendant in various lawsuits. The legal responsibility and financial impact with respect to such litigation cannot presently be determined. Management, after review, including consultation with counsel, considers that any ultimate liability which would be likely to arise from these lawsuits would not materially affect the financial position or results of operations of the Company. However, there can be no assurance that these matters can be disposed of without such an affect.

       On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the "ACCC") filed a suit against the Company in the Federal Court of Australia Sydney Registry. The ACCC claims that a series of advertisements made by the Company involving a celebrity that confessed impotence were misleading and deceptive. The Company has denied the allegation and is vigorously defending this suit. ACCC is seeking corrective advertising for the alleged misleading and deceptive advertisements. The ACCC has not made any claim for damages. The hearing of the proceedings commenced on May 16, 2005 and continued through May 19, 2005. The hearing has been adjourned until August 30, 2005 and will continue until September 2005, if necessary.

       On August 10, 2004, Bradley Joyce, the Company's former Chief Executive Officer filed a suit against the Company in the Industrial Commission of NSW. Mr. Joyce alleges that his contract is unfair and seeks to have the Industrial Commission of NSW amend the contract to include a six month severance payment (which would be approximately $77,000). These proceedings are at an early stage and a compulsory conciliation conference did not resolve the claim. The Company has denied the allegations and is vigorously defending this suit.

       On December 17, 2002, Alan Hibberd, a former patient, notified a claim against the Company in accordance with the Personal Injuries Proceeding Act of 2002. The Company received the notification on April 5, 2004. Mr. Hibberd claims that we did not properly notify him of possible adverse effects of the medical procedure he underwent. Mr. Hibberd is seeking reimbursement of wages in the amount of $1,332 and presently unspecified damages for physical injuries. These proceedings are in pre-court procedure. The Company has denied the allegations and is vigorously defending this suit.

       On September 27, 2004, Rocco Licastro, a former patient, filed a suit against the Company in the District Court of NSW, Sydney Registry. Mr. Licastro's claims result from an injection therapy that Mr. Licastro claims caused physical injuries. Mr. Licastro is seeking damages including medical expenses, but no amount has been specified to date. These proceedings are in an early stage. The Company has denied the allegations and is vigorously defending this suit.

       On August 24, 2004, the Company initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us, Dr. Ian Davies, Mr. Ryan's partner, and a third company controlled by Dr. Davies (the "Defendants") in the Federal Court of Australia. The Company alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. The Company is seeking an injunction restraining the Defendants from using its confidential information and intellectual property. The Company is also seeking an as of yet unspecified amount of damages. This proceeding is still in the discovery stage. The Defendants have denied the allegations.


6.     LEASE COMMITMENTS

       The Company is party to long-term, non-cancelable operating lease agreements for administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

                                                 31 March 2005  31 March 2004


      Due during the period ended March 31:
      2005                                            476,062         541,096
      2006                                            342,350         330,311
      2007                                            233,219         181,761
      2008                                            167,214          71,372
      2009                                              6,967           7,084

                                                    1,225,812       1,131,624

7.     CONCENTRATIONS

       Sales Markets - The Company's revenues arise from Australian customers.

       Suppliers - Although the Company has access to a variety of suppliers, the majority of the Company's products that are obtained for resale are purchased from a limited number of suppliers.

       Concentration of Credit Risk - Financial instruments that potentially subject the Company to credit risk consist of uninsured cash deposited in the bank and large receivables that are sometimes due from a limited number of debtors. The Company extends credit to a variety of related parties.


8.     STOCK EXCHANGE AGREEMENT

      On March 21, 2005 (the "Closing Date"), Advanced Medical Institute, Inc., a Nevada, USA company ("AMI USA") consummated the transactions contemplated by that certain Share Exchange Agreement dated as of January 28, 2005 (the "Exchange Agreement") by and among AMI USA, Advanced Medical Pty Limited, a privately owned Australian company ("AMI Australia"), and AMI Australia's shareholders, (the "Shareholders"), pursuant to which AMI USA acquired all of the issued and outstanding shares of stock of the Company in exchange for the issuance in the aggregate of 14,600,000 of AMI USA's shares of common stock (the "Shares") to the Shareholders. The issuance of AMI USA's shares of common stock to the Shareholders was exempt from registration under the Securities Act of 1933, as amended ("Securities Act") pursuant to Section 4(2) and Regulation S promulgated under the Act.

      Following the Closing Date, AMI Australia became a wholly-owned subsidiary of AMI USA, and upon the issuance of the Shares, the Shareholders became the owners of approximately 58.4% of all of AMI USA's issued and outstanding stock. AMI USA currently has a total of 25,000,000 shares of Common Stock issued and outstanding on a non-fully diluted basis.

9.    RELATED PARTY DISCLOSURES

                                                                                31 March 2005      31 March 2004
                                                                                     USD                 USD
      Advanced Hearing Institute Pty. Ltd. (an AU co.)
      Relationship: Under common management control
      Payable to this related party                                        AP          5,253                   0

      Advanced Medical Institute Intl. Pty. Ltd. (an AU co.)
      Relationship: Under common management control
      Receivable from this related party                            AR                     0                   0

      Advance Medical Solutions Pty. Ltd. (an AU co.)
      Relationship: Under common management control
      Call center fees charged to the Company                                        241,989             319,322
      Customer service fees charged to the Company                                    87,212             186,105
      Receivable from this related party                            AR                 2,466                   0
      Payable to this related party                                        AP              0               1,803

      Australian Momentum Health Pty. Ltd. (an AU co.)
      Relationship: Under common management control
      Payable to this related party                                        AP              0                 356

      Intelligent Medical Technologies Pty. Ltd. (an AU co.)
      Relationship: Company invested in this entity
      Receivable from this related party                            AR               173,544                   0

      Jack Vaisman  (an AU citizen)
      Relationship: Director of the Company
      Payable to this related party                                        AP         42,843              16,004

      Total Health Screening Pty. Ltd. (an AU co.)
      Relationship: Jack Vaisman, trustee of the owner
      Rental revenue received from this entity                                        17,693              16,857
      Receivable from this related party                            AR               267,470              89,689
      Less allowance for doubtful accounts                                           (80,827)            (50,771)
      Net receivable from this related party                                         186,643              38,918

      Whygo Video Conferencing Pty. Ltd. (an AU co.)
      Relationship: Company shares in this entity's profits
      Rental revenue received from this entity                                         3,657              14,316
      Video Conferencing fees charged to the Company                                   3,939                   0
      Payable to this related party                                        AP          1,592               4,704

      Dragon Enterprises Ltd.
      Relationship: This entity owns part of "AMI USA"
      Payable to this related party                                        AP        231,057                   0



      TOTAL Receivables due from related parties                    AR               443,480              89,689

      TOTAL Payables due to related parties                                AP        280,745              22,867

9. RELATED PARTY DISCLOSURES (continued)

                                                                               31 March 2005       31 March 2004
                                                                                     USD                 USD
      Receivables from, and payables to, related parties are unsecured, interest-free and have no fixed repayment term.

      Compensation in the form of wages and/or management fees is paid to various related parties.

      During the nine months ended, the Company paid expenses for the following entities in the amounts listed:
      o  Intelligent Medical Technologies Pty. Ltd.                                  126,602                   0
      o  Total Health Screening Pty. Ltd.                                            256,436              47,935
      o  Whygo Video Conferencing Pty. Ltd.                                            3,832              32,834


10.   GOING CONCERN

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, if the Company continues to report negative stockholders' equity or does not have sufficient current assets to pay current liabilities as they come due, it may not be able to continue as a going concern. Certain regulatory rules and regulations require that the Company maintain a positive stockholders' equity while it operates. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the six month period following the change in control of the Company that took place on March 21, 2005. In the event the Company's stockholders' equity is not timely increased via a capital infusion and/or profitable operations, the Company may not be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


11.   CONTINGENT LIABILITY

      A dispute with a previous telecommunication carrier over billing in the amount of $122,924 arose in 2002. Since the Company lodged a counter claim of $550,904 against the carrier in 2003, no correspondence has been received, from the carrier. No settlement has been reached, but in the opinion of the Company's directors, the $122,924 will not be paid. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12.   NON-CASH INVESTING TRANSACTION

      A non-cash investing transaction consisting of the Company investing in Intelligent Medical Technologies Pty. Ltd. was consummated by extinguishing $666,214 of receivables. This investment has been included in the Company's non-current assets at cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2004.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company's expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as "anticipate," "expect," "intend," "plan," "will," "the Company believes," "management believes" and similar words or phrases. The forward-looking statements are based on the Company's current expectations and are subject to certain risks, uncertainties and assumptions. The Company's actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer's credit history before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INCOME TAXES - We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. We currently have recorded a full valuation allowance against net deferred tax assets as we currently believe it is more likely than not that the deferred tax assets will not be realized.

CONTINGENCIES - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations, however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This impairment analysis will be performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.


NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS.

         We were incorporated under the name of Hawksdale Financial Visions, Inc. (sometimes the "Company") on December 6, 1996 under the laws of the State of Nevada. We originally had intended to time share a single family dwelling house in the Rum Cay area of the Bahamas, offering a one-twelfth fractional interest. As at March 31, 1997, all funds raised by the sale of shares of $.001 par value common stock ("Common Stock") in order to fulfill our initial objective had been expended and we, thereafter, become dormant.

         On October 1, 2004, we formed a corporation under the laws of the State of Nevada called "Advanced Medical Institute Inc." and on October 5, 2004, we acquired one hundred shares of its common stock for cash. On October 15, 2004, the subsidiary was merged with and into the Company and as a result of the merger, the Company's corporate name was changed to "Advanced Medical Institute Inc."

         From March 31, 1997 until January 28, 2005, we had been in the developmental stage and have had no operations and we could be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

         On January 28, 2005, we entered into a Share Exchange Agreement (the "Exchange Agreement") with Advanced Medical Institute Pty Limited, a privately owned Australian company ("AMI Australia"), and AMI Australia's shareholders, (the "Shareholders"), pursuant to which the parties agreed that we would acquire all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000, or 58.4%, of our shares of Common Stock (the "Shares") to the Shareholders. On March 21, 2005, we closed the transaction and issued our Shares, resulting in us acquiring the business of AMI Australia (the "Share Exchange"), which is discussed below. As used herein, the "Company" shall also mean AMI Australia after the close of the Share Exchange when used for events after March 21, 2005, described herein.

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

Competition

         AMI Australia competes with rival treatments such as Viagra, Cialis and Levitra. Companies of all sizes are engaged in the development and commercialization of technologies similar to ours. Competition is intense in all of our businesses and includes many large and small competitors. The principal means of competition vary among product categories and business groups. However, the efficacy, safety, patients' and customers' ease of use and cost effectiveness of our products are important factors for success in all of our principal businesses. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

Employees

         As of May 31, 2005, the Company had a total of approximately 140 full-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. None of the Company's employees are members of a union or labor organization.

Currency Conversion

         As of March 31, 2005 and 2004, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars
(AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

                                               Three months ended
                                                    March 31,
                                              2005            2004
                                             ------          ------

      Revenues                                100%            100%

      Cost of Revenues                        31.4%          38.9%

      Gross Profit                            68.6%          61.1%

      General and administrative expenses     94.6%          106.5%

      Income before income tax                5.4%           (6.5%)

      Income tax expenses                     3.7%             0%

      Net Income                              1.6%           (6.5%)

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES. Revenues were $3,523,916 in the three months ended March 31, 2005 compared to $2,656,537 in the three months ended March 31, 2004. The increase in revenues in the three-month period is attributable to the growth of business during the three months ended March 31, 2005.

COST OF REVENUES. Cost of revenues were $1,107,700 in the three months ended March 31, 2005 compared to $1,033,975 in the three months ended March 31, 2004 as a result of the growth of business during the three months ended March 31, 2005. As a percentage of revenues, cost of revenues were 31.4% in the three months ended March 31, 2005 compared to 38.9% in the three months ended March 31, 2004. Gross profit was $2,416,216 in the three months ended March 31, 2005 compared to $1,622,562 in the three months ended March 31, 2004. As a percentage of revenues, gross profit increased to 68.6% in the three months ended March 31, 2005 from 61.1% in the three months ended March 31, 2004. The 7.5% increase in the gross profit percentage is attributable to a decrease in the Company's medical consulting fees as a result of the Company reducing the number of doctor's required to service the Company's patients arising from an internal restructuring of the manner of the Company's service delivery and a resulting increase in operational efficiency.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses were $3,334,764 in the three months ended March 31, 2005 compared to $2,828,147 in the three months ended March 31, 2004. As a percentage of revenues, general and administrative expenses decreased to 63.2% in the three months ended March 31, 2005 from 67.6% in the three months ended March 31, 2004. The decrease is due to increases in the Company's advertising expenses which was partially offset by a reduction in the Company's head office consultancy fees arising from an internal restructuring of the manner of the Company's service delivery and a resulting increase in operational efficiency.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.
Income before income tax was $189,152 in the three months ended March 31, 2005 compared to $(171,610) in the three months ended March 31, 2004. This increase was attributable to the increase in revenue during the three months ended March 31, 2005.

Income tax expenses were $131,559 in the three months ended March 31, 2005 compared to $0 in the three months ended March 31, 2004. This increase is attributable to the increase in income during the three months ended March 31, 2005.

NET INCOME. Net income was $57,593 in the three months ended March 31, 2005 compared to $(171,610) in the three months ended March 31, 2004. This increase is attributable to the reasons set forth above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, the Company had $270,537 of cash and cash equivalents and $(1,591,676) of working capital as compared to $172,984 and $(1,673,665), respectively, at June 30, 2004.


The Company does not have sufficient cash and cash equivalents for the next twelve months of operations. If the Company continues to report negative stockholders' equity or does not have sufficient current assets to pay current liabilities as they come due, it may not be able to continue as a going concern. Certain regulatory rules and regulations require that the Company maintain a positive stockholders' equity while it operates. Management plans to raise additional capital investment in the Company, and it believes the necessary investment will be forthcoming within the six month period following the change in control of the Company that took place on March 21, 2005. In the event the Company's stockholders' equity is not timely increased via a capital infusion and/or profitable operations, the Company may not be able to continue as a going concern.

The Company believes its operations have not been and, in the foreseeable future, will not be materially adversely affected by inflation or changing prices.

ITEM 3.  CONTROLS AND PROCEDURES

         Under the supervision and with the participation of the Company's management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidating subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

         Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the "ACCC") filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claims that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. AMI Australia has denied the allegation and is vigorously defending this suit. ACCC is seeking corrective advertising for the alleged misleading and deceptive advertisements. The ACCC has not made any claim for damages. The hearing of the proceedings commenced on May 16, 2005 and continued through May 19, 2005. The hearing has been adjourned until August 30, 2005 and will continue until September 2005, if necessary.

         On August 10, 2004, Bradley Joyce, AMI Australia's former Chief Executive Officer filed a suit against AMI Australia in the Industrial Commission of NSW. Mr. Joyce alleges that his contract is unfair and seeks to have the Industrial Commission of NSW amend the contract to include a six month severance payment (which would be approximately AU$100,000). These proceedings are at an early stage and a compulsory conciliation conference did not resolve the claim. AMI Australia has denied the allegations and is vigorously defending this suit.

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

         On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro's claims result from an injection therapy that Mr. Licastro claims caused physical injuries. Mr. Licastro is seeking damages including medical expenses, but no amount has been specified to date. These proceeding are in an early stage. AMI Australia has denied the allegations and is vigorously defending this suit.

         On August 24, 2004, AMI Australia initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us, Dr. Ian Davies, Mr. Ryan's partner, and a third company controlled by Dr. Davies (the "Defendants") in the Federal Court of Australia. AMI Australia alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. AMI Australia is seeking an injunction restraining the Defendants from using its confidential information and intellectual property. AMI Australia is also seeking an as of yet unspecified amount of damages. This proceeding is still in the discovery stage. The Defendants have denied the allegations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On May 25, 2005, the Board of directors submitted to a majority of shareholders eligible to vote a proposal to approve (i) an amendment to our Articles of Incorporation to increase the number of authorized shares of capital stock to 100,000,000 shares of which 90,000,000 shares are Common Stock and 10,000,000 shares are Preferred Stock which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of stockholders and (ii) the amendment and restatement of our Bylaws which were in place prior to the share exchange that closed on March 21, 2005, but are not desirable for the Company's current and future needs. The amended and restated Bylaws provide for terms we believe are more appropriate to our current and future needs.

         The amendment to our Articles of Incorporation and the amendment and restatement of our Bylaws were ratified by holders of 13,932,500 shares of the Company's capital stock eligible to vote on May 25, 2005. The shareholders who approved the foregoing equaled 55.73% of the issued and outstanding shares of capital stock of the Company eligible to vote. An information statement has been distributed to the other shareholders of the Company.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS

The following exhibits are filed as part of this report:

 Exhibit
 Number                                Description
------------             -----------------------------------

2.1 Share Exchange Agreement, dated January 28, 2005 (incorporated herewith by reference to Exhibit 2.1 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated March 21, 2005 and filed with the Securities and Exchange Commission on March 28, 2005).

3.1 Certificate of Incorporation of Advanced Medical Institute Inc. (incorporated herewith by reference to Exhibit 3.1 to Advanced Medical Institute Inc.'s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 16, 2000).

3.2 By-laws of Advanced Medical Institute Inc. (incorporated herewith by reference to Exhibit 3.2 to Advanced Medical Institute Inc.'s Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on February 16,
                  2000).

14.1              Code of Ethics (incorporated herewith by reference to Exhibit
                  14.1 to Advanced Medical Institute Inc.'s Annual Statement on Form 10-KSB filed with the Securities and Exchange Commission on May 31, 2005).

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

(b)   REPORTS ON FORM 8-K:

1. Form 8-K, filed on May 31, 2005 under Items 4.01, 5.01, 5.01 and 9.01. The following financial statements were filed with the Form 8-K:

      o Audited Financial Statements of the Company for the years ended December 31, 2003 and 2004.

      o Unaudited Financial Statements of the Company for the quarter ended March 31, 2005.

2. Form 8-K, filed on June 21, 2005 under Items 5.03 changing the Company's fiscal year end from December 31 to June 30.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ADVANCED MEDICAL INSTITUTE INC.


Date:  June 24, 2005                       By: /s/ Jacov (Jack) Vaisman
                                               ------------------------------
                                                 Jacov (Jack) Vaisman
                                                 Chief Executive Officer


Date:  June 24, 2005                       By: /s/ Dilip Shrestha
                                               ------------------------------
                                                 Dilip Shrestha
                                                 Chief Financial Officer

                                                                    Exhibit 31.1

                    Certification of Chief Executive Officer
                      Pursuant to Rule 13A-14(A)/15D-14(A)
                     of the Securities Exchange Act of 1934,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Jacov Vaisman, Chief Executive Officer (Principal Executive Officer), certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of Advanced Medical Institute Inc;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

      (4) The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:


            (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

      (5) The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer `s internal controls over financial reporting.


                                          By:  /s/ Jacov Vaisman
                                               --------------------------
                                               Jacov Vaisman
                                               Chief Executive Officer

June 24, 2005

                                                                    Exhibit 31.2

                    Certification of Chief Financial Officer
                      pursuant to Rule 13A-14(A)/15D-14(A)
                     of the Securities Exchange Act of 1934,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Dilip Shrestha, the Chief Financial Officer (Principal Financial Officer), certify that:

      (1) I have reviewed this quarterly report on Form 10-QSB of Advanced Medical Institute Inc;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

      (4) The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

            (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

      (5) The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer `s internal controls over financial reporting.


                                           By:  /s/ Dilip Shrestha
                                                ---------------------------
                                                Dilip Shrestha
                                                Chief Financial Officer

June 24, 2005

                                                                    Exhibit 32.1

                                  CERTIFICATION
                                       OF
                             CHIEF EXECUTIVE OFFICER
                                       AND
                             CHIEF FINANCIAL OFFICER
                           PURSUANT TO 18 U.S.C. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

      I, Jacov Vaisman, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Advanced Medical Institute Inc. for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Advanced Medical Institute Inc.

      I, Dilip Shrestha, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Advanced Medical Institute Inc. for the quarter ended March 31, 2005 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Quarterly Report on Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of Advanced Medical Institute Inc.


June 24, 2005



By:      /s/ Jacov Vaisman
         -----------------------------------
         Jacov Vaisman
         Chief Executive Officer



By:      /s/ Dilip Shrestha
         -----------------------------------
         Dilip Shrestha
         Chief Financial Officer