Form 10KSB
period 2005-06-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2005-09-15
CIK 1096620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: June 30, 2005

            |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                          Commission File No. 000-29531

                         ADVANCED MEDICAL INSTITUTE INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


            NEVADA                                       88-0409144
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               Level 1, 204-218 Botany Road
                      Alexandria, NSW
                         Australia                                    2015
         (Address of principal executive offices)                  (Zip code)
         ----------------------------------------                  ----------

                   Issuer's telephone number: (61) 2 9640 5253
--------------------------------------------------------------------------------

           Securities registered pursuant to Section 12(b) of the act:

                                      none

           Securities registered pursuant to Section 12(g) of the Act:

                               $0.001 Common Stock
--------------------------------------------------------------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X / No//

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

      State the issuer's revenues for the June 30, 2005 fiscal year:
$15,560,078.

      The average bid and asked price of shares of common stock held by non-affiliates of the issuer, as of the last business day of the most recent quarter and the date hereof is $1.35 and $2.10 respectively.

      As of June 30, 2005, there were 31,122,450 shares of the issuer's common stock, $.001 par value, outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I........................................................................3

Item  1. Description of Business..............................................3

Item  2. Description of Property..............................................7

Item  3. Legal Proceedings....................................................8

Item  4. Submission of Matters to Vote of Security Holders....................9

PART  II......................................................................9

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity
      Securities..............................................................9

Item  6. Management's Discussion and Analysis or Plan of Operation............10

Item  7. Financial Statements.................................................21

Item  8. Changes in and Disagreements with Accountants on Accounting and
      Financial Disclosure....................................................21

Item  8A. Controls and Procedures.............................................21

Item  8B. Other Information...................................................21

PART  III.....................................................................21

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange
      Act.....................................................................21

Item  10. Executive Compensation..............................................24

Item  11. Security Ownership of Certain Beneficial Owners and Management and
      Related Stockholder Matters.............................................25

Item  12. Certain Relationships and Related Transactions......................26

Item  13. Exhibits............................................................26

Item  14. Principal Accountant Fees and Services..............................27

Signatures....................................................................29

Financial Statements.........................................................F-1

                                     PART I

Item  1. Description of Business.

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

Introduction

      We were incorporated under the name of Hawksdale Financial
Visions, Inc. (sometimes the "Company") on December 6, 1996 under the laws of the State of Nevada. We originally had intended to time share a single family dwelling house in the Rum Cay area of the Bahamas, offering a one-twelfth fractional interest. As at March 31, 1997, all funds raised by the sale of shares of $.001 par value common stock ("Common Stock") in order to fulfill our initial objective had been expended and we, thereafter, become dormant. From March 31, 1997 until January 28, 2005, we were in the developmental stage and had no operations and we could be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

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

General Business Plan.

      AMI Australia was established in February 2001 when it entered into an agreement with Health Services For Men and Australian Momentum Health to acquire two chains of medical clinics which provide services relating to the treatment of sexual dysfunction. AMI Australia currently operates 17 clinics Australia wide and on July 15, 2005 AMI Australia commenced operations in New Zealand. For the year ended June 30, 2005, AMI Australia's revenues were approximately AU$20 million (US$15 million).

      AMI Australia is a service provider company which arranges for patients to be provided with medical services, pharmaceuticals and associated clinical support services to men and women with sexual dysfunction. Its treatment options include:

      (a) injections, lozenges, tablets and nasal delivery systems for the treatment of erectile dysfunction; and

      (b) injections, lozenges and nasal spray delivery systems for the treatment of premature ejaculation.

      Each of AMI Australia's treatment options are prescribed by licensed Australian and New Zealand doctors and prepared and delivered by an Australian compounding pharmacy in full compliance with Australian regulatory requirements. AMI Australia's products and services are only available by prescription and are sold on an "off-label" basis. AMI Australia's treatment options are generally only available through its medical clinics.

      AMI Australia licenses certain of the intellectual property used in its business from Jacov (Jack) Vaisman, its founder, President and Director. This intellectual property includes an Australian innovation patent for its premature ejaculation products (which patent is due to expire on July 9, 2012) and a worldwide PCT patent application (WO 2005/004855, Australian standard patent application No. 2004222783). AMI Australia's injection, lozenge and tablet impotence and erectile dysfunction treatment options are not patent protected.

      AMI Australia obtains customers through direct advertising and marketing and through its existing customer database which exceeds 250,000 people.

      On July 15, 2005 AMI Australia commenced operations in New Zealand. AMI Australia's services are being provided from its head office in Sydney, where 2 of it doctors are licensed in both Australia and New Zealand. AMI Australia intends to move towards full operations as a result of its initial positive outcomes.

      AMI Australia is also in the process of developing new treatment options to expand the range of treatment methods and delivery systems available to its customers. During July 2005, AMI Australia filed four patent applications that the Company believes will be granted within the next two calendar years.

      AMI Australia's 93% owned subsidiary, Intelligent Medical Technologies Pty Limited ("IMT") was granted the exclusive worldwide right and license from Sheiman Ultasonic Research Foundation Pty Limited ("SURF") to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology (including Australian Patent No's 693064 and 753817, European Patent No's 0 705 145 and 1 071 479 and US Patent No's 5,908,158 and 6,379,616) within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023.

      IMT's license is a broad based license which includes the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also has the option to extend its field of use to the treatment of prostate diseases on payment of AU$1.

      IMT acquired its license in order to develop an ultrasonic nebulizer to deliver medications to patients' lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment option and will reduce dosage levels and the likelihood of side effects.

      IMT has completed development of an initial working prototype of the nebulizer device. Two further prototypes of this device were completed in August 2005 with a further 2 prototypes scheduled for completion in September 2005. Those prototypes are in production at this time.

      Additional prototypes, which incorporate various improvements to the functionality and efficiency of the device (the "Beta Devices"), plan to be completed during late October/early November 2005.

      On completion of the Beta Devices, IMT intends to list its device with the Therapeutic Goods Administration ("TGA") (the Australian equivalent of the FDA) and the European Medicines Evaluation Authority (the European equivalent of the
FDA) before exploring registration of the device with the FDA. IMT's listing application with TGA is expected to be completed by the end of 2005.

      IMT has received advice from Brandwood Biomed Pty Limited (an Australian regulatory expert on TGA requirements) that it does not need to conduct clinical trials to list its device with the TGA.

      Simultaneously with development of the new product, IMT intends to commence phase I clinical trials of a medication for treatment of erectile dysfunction and IMT has begun its preparation to commence these trials at the direction of and under analysis by the commercial arm of a leading Australian university.

      IMT has been spending a large portion of its capital on research and development activities with financial support from AMI Australia (AU$379,000 during FY05 being approximately US$284,250). IMT has compiled a team of experts to assist it with these research and development activities.

Competition

      AMI Australia competes with rival treatments such as Viagra, Cialis and Levitra in the erectile dysfunction field. AMI Australia does not currently know of any competitors in the premature ejaculation market.

      Companies of all sizes are engaged in the development and commercialization of technologies similar to ours. Competition in the sexual dysfunction market is intense in all of our businesses and includes many large and small competitors. The principal means of competition vary among product categories and business groups. However, the efficacy, safety, patients' and customers' ease of use and cost effectiveness of our products are important factors for success in all of our principal businesses. Many of our competitors have greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

      Information published by the research firm IMS in 2004 estimated the Australian erectile dysfunction market to have AU$59 million (approximately US$44.25 million) in annual sales with Viagra having a 54.7% market share (AU$32.3 million, approximately US$24.23 million), Cialis holding 36.6% of the market (AU$21.6 million, approximately US$16.2 million)) and Bayer holding the remaining 8.7% (AU$5.1 million, approximately US$3.83 million). This firm also estimated that the market had grown 55 percent over the previous 4 years (Australian Financial Review, November 15, 2004, page 51).

      The research by IMS did not include AMI Australia's sales, which would have made it the third largest treatment provider in Australia (and which indicate that the size of the market has been significantly understated). The size of the market, including AMI Australia's sales figures, is approximately AU$80 million (approximately US$60 million), this would translate into an approximate 25% market share.

      In relation to the premature ejaculation treatments, AMI Australia's efforts to reach the market is still in a development phase and AMI Australia has achieved significant growth on a month by month basis since October 2004, shortly after AMI Australia commenced concentrating on this market segment.

      Based on its review of available market information, AMI Australia believes that the impotence market in Australia will continue to grow at a steady rate, with significantly higher market growth available in the premature ejaculation market.

Significant Subsidiaries of AMI Australia.

      AMI Australia's significant subsidiaries are IMT and Whygo Video Conferencing Pty Ltd ("Whygo").

      Details of IMT are set forth in the General Business Description above.

      AMI Australia holds 70% of the outstanding shares of Whygo. Whygo provides video conferencing services, which facilitates its client by providing video conferencing rooms across Australia and around the world. Whygo uses some of AMI Australia clinic facilities and pays room hire fees for the usage. In those locations where AMI Australia does not have clinics, Whygo uses other facilities.

      Whygo owns proprietary scheduling software, which allows its corporate partners to login and book rooms anywhere around the world. The source of Whygo's income is derived from video conferencing rooms to its corporate partners through AMI Australia and its other channeling partners.

Employees

      As of June 30, 2005, AMI Australia had a total of approximately 140 full-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. None of the Company's employees are members of a union or labor organization.

      AMI Australia's core staff include:

      DR. JACOV (JACK) VAISMAN, CHIEF EXECUTIVE OFFICER AND MANAGING DIRECTOR - Dr. Vaisman is a pioneer in the sexual dysfunction business in Australia. Since 2001, he has served as the managing director and chief executive officer of AMI Australia. He is responsible for the overall management and strategic direction of AMI Australia's impotency operations with the support of AMI Australia's chief operations officer, Tony Khan, and AMI's chief financial officer, Dilip Shrestha. Dr. Vaisman is also currently a consultant to and shareholder in Yayasan On Clinic, which operates a similar business in Indonesia.

      From 1993 through 2001, Dr. Vaisman was the founder and director of On Clinic International in Australia, a predecessor of AMI Australia. The holder of a Bachelor of Medicine, a Master of Gynecology and a PhD in Medical Science, Dr. Vaisman has more than 35 years of experience and expertise in the field of sexual health care provision and was recently granted an innovation patent in the field of premature ejaculation treatment by the Australian patent office.

      DILIP SHRESTHA, CHIEF FINANCIAL OFFICER - Mr. Shrestha also serves as the chief financial officer of AMI Australia. From 2001 to July 1, 2005, Mr. Shrestha was the Financial Controller of AMI Australia. Prior to that he was an Assistant Accountant with Australian Momentum Health Pty Ltd, a position he held from 1999. Mr. Shrestha holds a Bachelor of Business Accounting, Master of E-Commerce and a Graduate Diploma of Information Services and E-Commerce, all from Central Queensland University Sydney & Rockhampton Campus in Australia.

      FORHAD (TONY) KHAN, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR- - Mr. Khan also serves as chief operating officer of AMI Australia. From 2001 to July 1, 2005, Mr. Khan was the General Manager of AMI Australia. Prior to joining AMI Australia, Mr. Khan was the Director and sole operator of Australian Momentum Health ("AMH"), one of two medical establishments leading in providing impotency treatment in Australia. Mr. Khan was Sales Manager and then Operations Manager for On Clinic International prior to establishing AMH. Mr. Khan holds a Masters degree in Commerce and Accounting and has been involved in the industry for over 10 years.

      AMI Australia's staff also include 25 licensed medical doctors.

      AMI Australia's subsidiary, IMT, does not have any employees. Whygo has 1 employee.

Item 2. Description of Property.

      As of June 30, 2005, AMI Australia had a leasehold interest in 24 Australian properties, being the 17 clinics used to operate the business, AMI Australia's Australian executive office in Sydney Australia and a leasehold interest in part of AMI Australia's former executive office in Sydney which is in the process of being sublet to another business, following closure of the business previously occupying that space. There are no encumbrances over AMI Australia's interest in these properties. All of these properties are rented and none of these properties are owned. AMI Australia's head office is located at Suite 1, Level 1, 204-218 Botany Road, Alexandria New South Wales, Australia. AMI Australia's head office houses AMI Australia's corporate head office, its centralized call centre and some of AMI Australia's licensed doctors, nursing staff and sales and administration staff.

      AMI Australia's medical clinics are located around Australia with clinics in the following cities and regional centers: Sydney City, Parramatta (Sydney, New South Wales), Hurstville (Sydney), Newcastle (major city, New South Wales), Wollongong (major city, New South Wales), Albury (regional New South Wales), Tamworth (regional New South Wales), Dubbo (regional New South Wales), Chermside (Queensland), Mt Gravatt (Brisbane, Queensland), Bundall (Gold Coast, Queensland), Cairns (North Queensland), Townsville (North Queensland), Rockhampton (Queensland), Toowomba (Queensland), Melbourne City (Victoria), St. Kilda (Victoria), Box Hill (Melbourne, Victoria), Dandenong (regional Victoria), Perth (Western Australia) and Adelaide (South Australia). AMI Australia is in the process of closing five (5) clinics as it considers it will be more cost effective to service the relevant customers from its executive office.

      In addition, the Company presently occupies office space supplied by our registered agent representative in the State of Nevada at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103. This space is provided to us on a rent free basis.

      IMT rents space in Roseberry (Sydney, New South Wales) in connection with its research and development activities.

Item 3. Legal Proceedings.

      As of June 30, 2005, there was no litigation pending or threatened by or against the Company, IMT or Whygo. AMI Australia currently is involved in the following litigation and administrative matters.

      On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the "ACCC") filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claims that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. AMI Australia has denied the allegation and is vigorously defending this suit. ACCC is seeking corrective advertising for the alleged misleading and deceptive advertisements. The ACCC has not made any claim for damages. The hearing of the proceedings concluded on September 2, 2005 with a final judgment expected later this calendar year.

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

      On August 24, 2004, AMI Australia initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us in the erectile dysfunction market, Dr. Ian Davies, Mr. Ryan's partner, and a third company controlled by Dr. Davies (the "Defendants") in the Federal Court of Australia. AMI Australia alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. AMI Australia obtained interim orders in late 2004. AMI Australia is seeking a permanent injunction restraining the Defendants from using its confidential information and intellectual property. AMI Australia is also seeking an as of yet unspecified amount of damages. This proceeding is still in the discovery stage. The Defendants have denied the allegations.

Item  4. Submission of Matters to Vote of Security Holders.

                  An amendment (the "Amendment") to the Company's Articles of Incorporation, (i) to increase the number of authorized shares of the capital stock of the Company to 100,000,000; (ii) to designate 90,000,000 shares of the capital stock as Common Stock; and (iii) to designate 10,000,000 shares of the capital stock as Preferred Stock which may be issued in one or more series or classes as designated by the Board of Directors, from time to time, without the approval of the stockholders, was authorized at a telephonic meeting of the Board of Directors of the Company on May 25, 2005 and was subsequently adopted by the written consent of the Company's stockholders entitled to vote a majority of the shares of Common Stock then outstanding on May 25, 2005 (the "Stockholder Consent").

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      Our Common Stock is listed on the Pink Sheets(R), which is a centralized quotation service that collects and publishes market maker quotes for over-the-counter securities that is published by the Pink Sheets LLC, under the symbol "AVMD.PK". The following sets forth, for the periods indicated, the high and low bid price for our Common Stock as reported in the Pink Sheets(R). The Pink Sheets is a limited, voluntary reporting service and may not include all transactions regarding our Common Stock. The quotations set forth below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ending:                            High                         Low
---------------                            ----                         ---

2004
----
December 31, 2004                         $1.25                        $1.25

2005
----
March 31, 2005                            $1.35                        $1.00
June 30, 2005                             $1.35                        $1.25
September 30, 2005 (through
September 14, 2005)                       $2.10                        $1.35


      As of September 14, 2005 there were 174 shareholders of record.

      We have not paid any stock dividends and cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

Recent Sales of Unregistered Securities

      On June 29, 2005, the Company entered into a subscription agreement with certain non-U.S. persons pursuant to which the Company agreed to issue an aggregate of 6,122,450 shares of common stock for aggregate gross proceeds of AU$1 million (US$762,000) (the "Transaction"). The Shares have not been and will not be registered under the Securities Act, and, if in the future the Subscriber decides to offer, resell, pledge or otherwise transfer the Shares, such Shares may be offered, resold, pledged or otherwise transferred only (A) pursuant to an effective registration statement filed under the Act, (B) to non-U.S. persons in an offshore transaction in accordance with Rule 903 or Rule 904 of Regulation S of the Act, (C) pursuant to the resale limitations set forth in Rule 905 of Regulation S, or (D) pursuant to an exemption from registration under the Act provided by Rule 144. The net proceeds from the Transaction will be used for working capital and general corporate purposes.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

      From March 31, 1997 until January 28, 2005, we had been in the developmental stage and have had no operations and we could be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. We were seeking to merge with an operating company.

      On October 1, 2004, a holding corporation was formed under the laws of the State of Nevada called "Advanced Medical Institute Inc." and on October 5, 2004, we acquired one hundred shares of its common stock for cash. On October 15, 2004, the new corporation was merged with and into us and as a result of the merger, the surviving corporation's corporate name was changed to "Advanced Medical Institute Inc." We were the surviving corporation in the merger and, except for the name change, there was no change at that time in our directors, officers, capital structure or business.

      On January 28, 2005, we entered into the Exchange Agreement with AMI Australia and all of the shareholders of AMI Australia, pursuant to which the parties agreed that we would acquire 100% of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance of 14,600,000, or 58.4%, of our outstanding restricted shares of Common Stock to the shareholders of AMI Australia. On March 21, 2005, we closed the transaction and issued our shares of Common Stock, resulting in AMI Australia becoming our wholly-owned subsidiary.

      AMI Australia was established in February 2001 when it entered into an agreement with On Clinic, Health Services For Men Pty Limited and Australian Momentum Health Pty Limited to acquire two chains of medical clinics which provide services relating to the treatment of sexual dysfunction. AMI Australia operates 18 clinics Australia wide. For the year ended June 30, 2005, AMI Australia's revenues were approximately AU$17.9 million (US$13,497,559). As a result of the stock exchange transaction, AMI Australia became the primary revenue generator for the Company (see "Accounting Treatment of the Acquisition Transaction" below).

      Our core intellectual property includes: the patent license held by IMT; customer database of more than 250,000 patients; our Clinic Management System (software and hardware) used for customer profile, financial history; logistics management; customer relationship management, clinic booking system and micro-management and internal control; the right to use medication formulations in the Australian market under a license from Dr. Jack Vaisman; dosing protocols, treatment manuals and methodologies; scripts: call center booking script, outbound call booking script, outbound sales script, direct sales (over the phone) script, face to face sales script and customer service script/proactive call script; marketing and sales collateral including copyright in advertisements and general know how, trade secrets, concepts and technical information.

Liquidity and Capital Resources.

      As of June 30, 2005, we had total liabilities of $4,149,690 including unearned revenue of $1,803,044 and we had a positive net worth of $799,801. As of June 30, 2004, we had total liabilities of $3,655,742 including unearned revenue of $1,591,464 and a negative net worth of $875,852.

      Our bank balances as at June 30, 2005 was AU$388,400 (US$295,961). We forecast that we will be able to generate sufficient funds from our business in order to fund its operations in the ordinary course during the next 12 months. As set out previously, we are considering further expansion of our business offshore. If we expand our business in this manner we may need to raise additional debt or equity funding in order to undertake any such expansion. However, there can be no assurance that we can or will obtain sufficient funds from operations or from additional financings on terms acceptable to us. If we are unable to obtain sufficient additional financing, we may not be able to expand our operations as proposed or we could be required to reduce spending and operations.

Accounting Treatment of the Acquisition Transaction.

      The Share Exchange with AMI Australia has been accounted for as a reverse acquisition with the Company being the surviving company. Pursuant to the Exchange Agreement, the Shareholders will exercise control over the Company. The Share Exchange has been deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, AMI Australia will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Result of Operations:
---------------------

                                             June 30, 2005     June 30, 2004            Increase/(decrease)

                         TOTAL REVENUES         $15,560,078     $13,425,587                        16%

                       COST OF REVENUES         (4,443,899)     (5,300,794)                      (16%)

                           GROSS PROFIT          11,116,179       8,124,793                        37%


                   SELLING, GENERAL AND
                ADMINISTRATIVE EXPENSES
                      Employee benefits           (993,673)       (545,875)                        82%
                           Depreciation            (96,029)        (97,584)                       (2%)
                            Advertising         (4,317,646)     (3,637,664)                        19%
                       Consultancy Fees           (489,590)       (420,288)                        16%
                          Contract Work           (199,626)       (138,929)                        44%
                                   Rent         (1,051,007)       (608,730)                        73%
                    Call Centre Charges           (432,057)       (435,807)                       (1%)
                         Legal expenses           (806,536)       (262,684)                       207%
               Market research expenses           (226,743)               -                       100%
               Research and development
                               expenses            (35,237)               -                       100%
                     Telephone expenses           (375,687)       (328,823)                        14%
                            Commissions           (238,454)       (173,743)                        37%
                     Traveling expenses           (121,854)       (161,666)                      (25%)
           Other expenses from ordinary
                             activities           (972,627)       (822,233)                        18%

             TOTAL SELLING, GENERAL AND
                ADMINISTRATIVE EXPENSES        (10,356,766)     (7,634,026)                        36%

               OTHER INCOME AND EXPENSE
                          Rental income              59,734          50,270                        19%
                          Bank interest               7,970          21,702                      (63%)
                  Other interest income               1,468               -                       100%
                          Sundry income               8,439               -                       100%
            Provision for doubtful debt
                           written back              15,116               -                       100%
                        Borrowing costs            (20,826)               -                       100%

         TOTAL OTHER INCOME AND EXPENSE              71,901          71,972

          NET INCOME (before income tax
                               expense)             831,314         562,739                        48%

                     INCOME TAX EXPENSE             204,727       (296,196)                     (169%)

                             NET INCOME           1,036,041         266,543                       289%

         NET INCOME ATTRIBUTABLE TO
         OUTSIDE EQUITY INTERESTS                  (36,886)              ~~                       100%

         NET INCOME ATTRIBUTABLE TO
         THE PARENT ENTITY                          999,155         266,543                       275%

         Net income per share, basic                  $0.04           $0.02

         Weighted average number of
         shares                                  25,034,014      25,000,000


      Our overall performance at June 30, 2005 showed an increase in earnings before income tax (EBIT) of 48% from US$562,739 to US$831,314. The reason for this increase is explained below.

Revenue:

      Our gross revenue increased $2,134,491, or 16%, from the fiscal year ended June 30, 2004 to the fiscal year ended June 30, 2005. This increase can be attributable to two factors.

      The first is an increase in our revenue generated from the Premature Ejaculation (PE) treatment segment of our business. The revenue in this segment increased 121% in the fiscal year ended 2005. Starting in the second quarter of the fiscal year we commenced marketing campaigns to specifically target this market. Previously our marketing efforts had been combined with our Erectile Dysfunction (ED) treatment segment. At June 30, 2005 the PE segment of our business had increased from 17% of overall revenue to 38%.

      Our revenue generated from the ED segment of our business has remained consistent with 2004.

      The second is an increase in revenue generated by our majority owned subsidiary, Whygo Video Conferencing Pty., Ltd. (Whygo), of approximately $740,000 over the prior year. This increase is attributable to expansion of video conferencing room rental services.

Cost of Revenues

      The cost of revenues decreased from 2004 to 2005 by $856,895, or 16%.

      During 2005 we experienced a decrease in the cost of wages as a component of our cost of revenues of $580,340, or 14% over the previous year. We were able to reduce these costs because of reduction in the number, and increase in productivity of, our medical personnel and also restructure in sales-consultants wages.

      In addition we were also able to reduce our medication costs by $306,674, or 43% over the fiscal year ended June 2004. The reduction in medication costs was attributable to less reliance on costly chemicals and increases in usage of cost effective and more efficient treatment options.

Gross Profit

      Our gross profit for the year ended June 2005 increased $2,991,386, or 37% over the year ended June 2005. We were able to accomplish this by an increase in our overall revenues of 16% and a decrease in our cost of revenues of 16%, as described above.

Total selling, general and administrative expenses:

      Our total expenses have increased by $2,722,740, or 36% in 2005 from the total expense level in fiscal 2004. The following have contributed to the increases:

      Employee benefits:

      Due to the growth in our business we have had to employ additional staff. Concurrently with this we made a decision to eliminate a majority of our contract labor and hire full time staff. Due to these items our employee benefit costs ratably increased. Our costs in this area increased by $447,798 or 82% over 2004.

      Advertising expense:

      We have increased our expenditure on advertising by $679,982, or 19%, as we were exploring different media groups to identify the suitable media group for each particular market. Similarly, additional marketing costs were invested to promote the PE segment of our business (as discussed above).

      Rent:

      Towards the end of FY 2004, our executive office was moved from its previous location to the current location. The new executive office is larger and the move has increased our rental expenses. This change was necessary as a result of expansion of our business operations and focus. Whygo Video Conferencing has also contributed to increase, because as part of its service, Whygo hires conferencing room from other channeling partners, where it does not own conferencing rooms. Our rent increased by $442,277, or 73% over the fiscal year ended June 2004.

      Legal expense:

      Our legal expenses have increased $543,852 or 207%, over FY 2004. There are several reasons for these changes.

      We have been involved in several litigation matters. One of those matters has settled and the hearing of a second matter has completed with a judgment expected shortly. While some further expense is expected in relation to the Mark Ryan matter, we believe that the remaining matters are non-recurring.

      We incurred expenses in relation to the Share Exchange and are continuing to incur expenses in connection with our ongoing corporate governance and compliance issues. This expenditure is anticipated to continue, though at a reduced level.

      We have incurred expenses in connection with the expansion and development of our majority owned subsidiary, IMT. We believe that this expense will continue.

Risks Factors Related to Our Business.

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company's business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

RISKS ASSOCIATED WITH OUR BUSINESS.

Our business may result in adverse effects from competition in the market for the treatment of sexual dysfunction.

      The business is operating in a competitive market in the sexual dysfunction segment and our competitors have significantly greater resources. There has also been significant innovation in this market segment in recent years resulting, for example, with the introduction of Cialis and Levitra as alternative treatment options. It is likely that new competitors will emerge in the short to medium term which may have an adverse impact on our business.

An inability to respond quickly and effectively to new trends would adversely impact our competitive position.

      Our failure to maintain the level of our technological capabilities or to respond effectively to technological changes could adversely affect our ability to retain existing business and secure new business. We will need to constantly seek out new products and develop new solutions to maintain in our portfolio. If we are unable to keep current with new trends, our competitors' technologies or products may render us noncompetitive and our products obsolete.

Increases in staffing costs could adversely affect our business.

      Our business is labor intensive and we are highly dependent on the provision of services by highly qualified personnel. These resources are scarce and we may be subject to competition for these services resulting in increased expenses for the business. These expenses constitute a significant component of our overall cost of doing business and increases in these costs may adversely impact the our business.

Increases in advertising expenses and effectiveness of our advertising.

      Our current business model is reliant upon advertising and changes to the costs associated with that advertising or a decrease in the effectiveness of that advertising could have a significant impact on the revenue and/or profitability of our business.

Increases in prices of pharmaceutical compounds and other materials could adversely affect our business.

      We arrange for patients to be provided with medications. Significant increases in the price of medications or other materials could increase the overall expense of the Company doing business and reduce its profitability.

We may be subject to product liability claims and product recalls, which could negatively impact our profitability.

      We treat our patients with pharmaceutical products, which involves risks such as product contamination or spoilage, product tampering and other adulteration of pharmaceutical products. We may be subject to liability if the consumption of any of our products causes injury, illness or death. In addition, we will voluntarily recall products in the event of contamination or damage. A significant product liability judgment or a widespread product recall may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, the negative publicity surrounding any assertion that company products caused illness or injury could adversely affect our reputation with existing and potential customers and our corporate and brand image.

We have limited business insurance coverage.

      We have limited business liability insurance coverage for our operations. Moreover, while business disruption insurance is available, we have determined that the risks of disruption and cost of the insurance are such that we do not require it at this time. Any business disruption, litigation or natural disaster might result in substantial costs and diversion of resources.

We have a limited concentration of credit risk.

      Concentration of credit risk with respect to customer receivables are limited due to the large number of customers comprising our customer base, and their dispersion across Australia. In addition, we maintain reserves for potential credit losses. Such losses in the aggregate have not exceeded management's expectations.

We may experience risks resulting from our plans for expansion.

      We may acquire new Australian clinic facilities in the future and/or expand internationally. Entering into any transaction entails many risks, any of which could harm our business, including: (a) diversion of management's attention from other business concerns; (b) failure to integrate the acquired company with our existing business; (c) additional operating expenses not offset by additional revenue; and (d) dilution of our stock as a result of issuing equity securities.

      If we are unable to implement our acquisition strategy, we may be less successful in the future. We may not be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us. Additionally, financing to complete significant acquisitions may not always be available on satisfactory terms. Further, our acquisition strategy presents a number of special risks to us that it would not otherwise contend with absent such strategy, including possible adverse effects on our earnings after each acquisition, diversion of management's attention from our core business due to the special attention that a particular acquisition may require, failure to retain key acquired personnel and risks associated with unanticipated events or liabilities arising after each acquisition, some or all of which could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected should certain patents expire and the products become widely available.

      We are exploiting or planning to exploit patented technology in relation to its existing or proposed businesses. Our businesses may be adversely affected by the expiration of those patents if our competitors utilize that technology from expiration of those patents to compete with our businesses.

The inability to obtain patent and copyright protection for our technology or misappropriation of our intellectual property could adversely affect our competitive position.

      Our success depends on our medication formulations and internally developed know-how, and related intellectual properties. Management regards this intellectual property as proprietary and has and will continue to attempt to protect it by seeking patents, copyrights or trademarks (as appropriate), and by invoking trade secret laws and confidentiality and nondisclosure agreements. Despite these precautions, it may be possible for a third party to obtain and use our services or intellectual property without authorization.

      We may need to resort to litigation in the future to enforce or to protect our intellectual property rights. In addition, our intellectual property and patents may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we would have to defend ourselves against such challenges, which could result in substantial costs and the diversion of resources. Any of these events could materially harm our business.

Our products may infringe on the intellectual property rights of others, which could increase our costs and negatively affect our profitability.

      Third parties may in the future assert against us infringement claims or claims that we have infringed a patent, copyright, trademark or other proprietary right belonging to them. Any infringement claim, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could negatively affect our profitability.

      Our ongoing research and development activities are, and the production and marketing of our pharmaceutical product candidates and medical devices derived there from will be subject to regulation by numerous governmental authorities in Australia, principally the Therapeutics Goods Administration, or TGA, and the Food and Drug Administration, or FDA, in the United States, the Medicines Control Agency in the United Kingdom and the European Medicines Evaluation Authority. We may be subject to other governmental authorities as expand our business to countries other than Australia, the United States and Europe.

      Prior to marketing, any therapeutic product developed must undergo rigorous pre-clinical testing and clinical trials, as well as an extensive regulatory approval process mandated by the TGA and, to the extent that any of our pharmaceutical products under development are marketed abroad, by foreign regulatory agencies, including the FDA in the United States and the Medicines Control Agency in the United Kingdom. These processes can take many years and require the expenditure of substantial resources. Delays in obtaining regulatory approvals would adversely affect the development and commercialization of our pharmaceutical product candidates. We cannot be certain that we will be able to obtain the clearances and approvals necessary for clinical testing or for manufacturing and marketing our pharmaceutical products candidates.

We may have future capital needs for which we will need to access additional financing.

      We currently anticipate that our available funds and resources, including sales, will be sufficient to meet our needs for working capital and capital expenditures for the next twelve months. We will need to raise additional funds in the future in order to fund more research and development and more rapid expansion and to develop new or enhanced products. If additional funds are raised through the issuance of equity or convertible debt securities, our current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our common stock. There can be no assurance that additional financing will be available on terms favorable to us, or at all. If adequate funds are not available or not available on acceptable terms, we may not be able to fund our expansion, promote our brand name as we desire, take advantage of unanticipated acquisition opportunities, develop or enhance products or respond to competitive pressures. Any such inability could have a material adverse effect on our business, results of operations and financial condition.

We may not be able to retain our key management.

      As a small company with a limited number of personnel, we are highly dependent on the services of Dr. Jacov (Jack) Vaisman, Mr. Dilip Shrestha and Mr. Forhad (Tony) Khan, as well as the other principal members of our management and scientific staff. The loss of one or more of such individuals could substantially impair ongoing research and development programs. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and medical treatment companies and we may have to pay higher salaries to attract and retain personnel.

We may not be able to exploit the patent licenses held by Dr. Jacov (Jack) Vaisman.

      We exploit the patent held by Dr. Vaisman as part of our technology and treatment processes. Even though AMI Australia and Dr. Vaisman have entered into an agreement regarding our exploitation of this patent, if this agreement expires and we are unable to renew it, or if Dr. Vaisman restricts or otherwise prohibits the use of the patent held by him, our business could be materially adversely affected.

Our stock price is highly volatile.

      Our stock price has fluctuated dramatically. There is a significant risk that the market price of our common stock will decrease in the future in response to any of the following factors, some of which are beyond our control:

      o     variations in our quarterly operating results;
      o     general economic slowdowns;
      o     changes in market valuations of similar companies;
      o     sales of large blocks of our common stock;
      o announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
      o fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

We may be adversely affected as a result of current matters in litigation.

      We may be subject to adverse publicity, costs orders and damages and if we lose the current litigation we are involved in we may be subject to costs orders and may have a limited damages exposure if there is a decision adverse to our interest as a result of current litigation matters.

If our common stock becomes subject to the SEC's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

      If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

      1. must make a special written suitability determination for the purchaser;

      2. receive the purchaser's written agreement to a transaction prior to sale;

      3. provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

      4. obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

      If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and you may find it more difficult to sell our securities.

Efforts to comply with recently enacted changes in securities laws and regulations have required substantial financial and personnel resources and we still may fail to comply.

      As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the company's financial statements must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for our fiscal year ending June 30, 2006. If we are unable to conclude that we have effective internal controls over financial reporting or, if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of June 30, 2006 and future year ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities. The formal process of evaluating our internal controls over financial reporting, which has required the devotion of substantial financial and personnel resources, is not complete. Given the status of our efforts, coupled with the fact that guidance from regulatory authorities in the area of internal controls continues to evolve, uncertainty exists regarding our ability to comply by applicable deadlines.

RISKS ASSOCIATED WITH DOING BUSINESS IN AUSTRALIA.

We are subject to the risks associated with doing business in Australia.

      As most of our operations are conducted in Australia, the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in Australia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

      AMI Australia is incorporated in Australia. All of our executive officers and directors are non-residents of the United States. Therefore, it may be difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws in an Australian court against us or any of those persons or to effect service of process upon these persons in the United States. Additionally, it may be difficult for an investor, or any other person or entity, to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Australia. It may be difficult to enforce a judgment in the United States against us and most of our officers and directors or to assert U.S. securities laws claims in Australia or serve process on most of our officers and directors.

We may experience an impact of the United States Foreign Corrupt Practices Act on our business.

      Compliance with the Foreign Corrupt Practices Act could adversely impact our competitive position; failure to comply could subject us to penalties and other adverse consequences. We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. We have attempted to implement safeguards to prevent and discourage such practices by our employees and agents. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

We may experience an impact due to Australian or New Zealand Regulation of the pharmaceutical and/or medical services industry.

      We may suffer an adverse impact to our business if the manner in which our services are provided is required to change due to changes in the relevant regulatory regimes applicable to those services. This could render our current business model unlawful or render it uneconomic, adversely impacting our profitability and prospects.

We may experience a risk of revenue reduction due to a saturation of the Australian Market.

      Australia is a country with a population of approximately 20 million people. There are a limited number of people who are candidates for our treatments. We are subject to increased risks or over saturation of market share as we continue to treat more patients in the Australian market.

Effects of International Sales.

      We intend to market the our current and future services in most major world markets. A number of risks are inherent in international transactions. In order for us to market our services in the U.S., Europe, Australia, Canada, Asia and certain other foreign jurisdictions, we may have to obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality. There can be no assurance that we will be able to obtain or maintain regulatory approvals or clearances in such countries or that we will not be required to incur significant costs in obtaining or maintaining our foreign regulatory approvals or clearances.

      Fluctuations in currency exchange rates may adversely affect the demand for our services by increasing the price of our services in the currency of the countries in which the services are marketed.

      Our consolidated financial statements are presented in Australian and U.S. dollars. Fluctuations in the rates of exchange between U.S. dollar and other foreign currencies may negatively impact our financial condition and results of operations. As we expands our presence into the U.S. and other international markets, we expect the percentage of both our revenues and expenditures denominated in non-Australian dollars to increase, with particular emphasis on U.S. dollars. For the foreseeable future, we expect our expenditures to be predominantly denominated in Australian dollars, resulting primarily from our activities in Australia, and expect our capital expenditures to be denominated in Australian dollars.

We may experience a risk of revenue reduction due to currency conversions.

      At this time all of our revenue, expenses and capital purchasing activities are transacted in Australian Dollars. Capital transactions will always be reported based on the current exchange rates, resulting gains and losses from historical rates are charged or credited directly to Stockholders' Equity section. Revenues and expenses will be converted using the weighted-average exchange rates for the periods being reported. Any major fluctuation in the average exchange rate between the Australian Dollar and the U.S. Dollar during a period will effect our results of operations reported as reported in U.S. Dollars.

      To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our operations.

Item  7. Financial Statements.

      Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures.

      We carried out an evaluation as of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting.

      There were no changes in our internal controls or in other factors that could have significantly affected those controls subsequent to the date of our most recent evaluation.

Item  8B. Other Information.

            None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      Since June 30, 2005, and as of the date hereof our directors and executive officers are as follows:

 Name                       Age                     Position
 ----                       ---                     --------

Jacov (Jack) Vaisman        59        Chief Executive Officer, President and Director

Dilip Shrestha              28        Chief Financial Officer

Forhad (Tony) Khan          43        Executive Vice President, Secretary and Director

Anatoly Fanshil             54        Director

Mark Shabshay               56        Director

Spiro Baramilis             47        Director

      DR. JACOV (JACK) VAISMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR
- Dr Vaisman is a pioneer in the sexual dysfunction business in Australia. Since 2001, he has served as the managing director and chief executive officer of AMI Australia. He is also the current chief executive officer, president and director of the Company. He is responsible for the overall management and strategic direction of AMI Australia's impotency operations with the support of AMI Australia's chief operations officer, Tony Khan, and AMI's chief financial officer, Dilip Shrestha.

      Dr. Vaisman is also currently a consultant to and shareholder in Yayasan On Clinic, which operates a similar business in Indonesia.

      From 1993 through 2001, Dr Vaisman was the founder and director of On Clinic International in Australia, a predecessor of AMI Australia. The holder of a Bachelor of Medicine, a Master of Gynecology and a PhD in Medical Science, Dr Vaisman has more than 35 years of experience and expertise in the field of sexual health care provision and was recently granted an innovation patent in the field of premature ejaculation treatment by the Australian patent office.

      DILIP SHRESTHA, CHIEF FINANCIAL OFFICER - Mr. Shrestha also serves as the chief financial officer of AMI Australia. From 2001 to July 1, 2005, Mr. Shrestha was the Financial Controller of AMI Australia. Prior to that he was an Assistant Accountant with Australian Momentum Health Pty Ltd, a position he held from 1999. Mr. Shrestha holds a Bachelor of Business Accounting, Master of E-Commerce and a Graduate Diploma of Information Services and E-Commerce, all from Central Queensland University Sydney & Rockhampton Campus in Australia.

      FORHAD (TONY) KHAN, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR- - Mr. Khan also serves as chief operating officer of AMI Australia. From 2001 to July 1, 2005, Mr. Khan was the General Manager of AMI Australia. Prior to joining AMI Australia, Mr. Khan was the Director and sole operator of Australian Momentum Health ("AMH"), one of two medical establishments leading in providing impotency treatment in Australia. Mr. Khan was Sales Manager and then Operations Manager for On Clinic International prior to establishing AMH. Mr. Khan holds a Masters degree in Commerce and Accounting and has been involved in the industry for over 10 years.

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

      SPIRO BARAMILIS, DIRECTOR - From 1992 through the present, Mr. Baramilis has been the owner and Managing Director of Australian International Marine Services Pty Limited, a company which provides supplies to marine vessels. From 1981 through 1992, Mr. Baramilis was employed by Nautilus Trading PTY LTD (and its predecessor company, Baramilis Marine PTY LTD), a company that supplies vessels with provisions and technical supplies. Mr. Baramilis attended Sydney Technical College and was educated in the field of mechanical engineering.

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

Code of Ethics

            On April 30, 2005, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), and other persons who perform similar functions. A copy of our Code of Ethics is filed as an exhibit to our Annual Report for the fiscal year ended December 31, 2004 on Form 10-KSB. Our Code of Ethics is intended to be a codification of the business and ethical principles which guide us, and to deter wrongdoing, to promote honest and ethical conduct, to avoid conflicts of interest, and to foster full, fair, accurate, timely and understandable disclosures, compliance with applicable governmental laws, rules and regulations, the prompt internal reporting of violations and accountability for adherence to this Code.

Audit Committee

            The Board of Directors has adopted an Audit Committee Charter. The Board of Directors had appointed each of Anatoly Fanshil, Mark Shabshay and Spiro Baramilis to the Audit Committee. Each of Mark Shabshay and Spiro Baramilis meets the independence requirements and standards currently established by the SEC. An internal review by the Board of Directors has determined that Anatoly Fanshil does not meet the independence requirements established by the SEC. In addition, the Board of Directors has not yet designated a member to serve on the Audit Committee member as an "audit committee financial expert" within the meaning of the rules and regulations of the SEC because they have not found a qualified independent individual who meets the requirements for the position. The Company is currently in the process of meeting with independent persons who have the qualifications to serve as a director and on the Audit Committee as the "audit committee financial expert" for the Audit Committee.

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

Item  10. Executive Compensation.

      As at June 30, 2005, none of our officers and/or directors received any compensation for their respective services rendered to the Company, nor have they received such compensation in the past.

      We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.

      None of our executive officers or directors owned any securities exercisable for or convertible into our Common Stock as of June 30, 2005.

      On June 21, 2005, AMI Australia executed employment agreements with Forhad
(Tony) Khan, the Company's Executive Vice President and Secretary and AMI Australia's Chief Operating Officer, and Dilip Shrestha, the Company's and AMI Australia's Chief Financial Officer. Each of these employment agreements is effective as of July 1, 2005 and continues in perpetuity unless earlier terminated in accordance with the terms of the respective employment agreements. The Board of Directors of the Company approved the employment agreements by unanimous written consent on July 30, 2005.

      Pursuant to his employment agreement, Mr. Khan is entitled to receive an annual base salary of AU$180,000, subject to increases as shall be determined by the Company's board of directors and management of AMI Australia. In addition, the annual salary of Mr. Khan shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Khan in accordance with Australian legal requirements.

      Pursuant to his employment agreement, Mr. Shrestha is entitled to receive an annual base salary of AU$110,000, subject to increases as shall be determined by the Company's board of directors and management of AMI Australia. In addition, the annual salary of Mr. Shrestha shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Shrestha in accordance with Australian legal requirements.

      On August 29, 2005, AMI Australia executed an employment agreement with Dr. Jacov (Jack) Vaisman, the Company's Chief Executive Officer and President and AMI Australia's Chief Executive Officer. The employment agreement is effective as of July 1, 2005 and continues in perpetuity unless earlier terminated in accordance with the terms of the employment agreement. The Board of Directors of the Company approved the employment agreement by unanimous written consent on August 29, 2005. Pursuant to his employment agreement, Dr. Vaisman is entitled to receive an annual base salary of AU$350,000, subject to increases as shall be determined by the Company's board of directors and management of AMI Australia. In addition, the annual salary of Dr. Vaisman shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Dr. Vaisman in accordance with Australian legal requirements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth, as of June 30, 2005, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

                                                   Shares
                                                Beneficially
  Name and Address of Beneficial Owner             Owned (1)       Percent of Class
  ------------------------------------           ---------         ----------------

Jacov (Jack) Vaisman                             10,250,000            32.93%
Unit 131
18-34 Waverley Street
Bondi Junction NSW 2022 Australia

Huntleigh Investment Fund Limited                 1,932,500              6.2%
49 Micoud Street
Castries, St. Lucia

Forhad (Tony) Khan                                  250,000                 *
Suite 4, Level 1
26/3 Wolesly Grove
Zetland NSW 2017 Australia

Dilip Shrestha                                            0                 *
18/30 Mary Street
Lidcambe NSW 2141 Australia

Anatoly Fanshil                                           0                 *
22/2 Ocean Street
Bondi Junction NSW 2026 Australia

Mark Shabshay                                             0                 *
137 Oberon Street
Coogee NSW 2015 Australia

Spiro Baramilis                                           0                 *
12 Merton Street
Kogarah Bay NSW 2217 Australia

All Directors and Officers (5 people)            10,500,000            33.73%

------------------------
* Less than one percent.

      (1) Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of common stock.

Equity Compensation Plan Information

            We do not have any equity compensation plans.

Item  12. Certain Relationships and Related Transactions.

      Throughout our history, certain members of the Board of Directors, shareholders and general management have made loans to AMI Australia to cover certain ordinary business expenses.

      IMT receives financial support from AMI Australia in the form of non-interest bearing loans (AU$379,000 during FY05 being approximately US$284,250). IMT spends the proceeds of the loans on research and development. IMT has compiled a team of experts to assist it with these research and development activities.

Item 13. Exhibits.

Exhibit
Number       Description
------       -----------

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

10.1 Subscription Agreement, dated June 29, 2005 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated June 29, 2005 and filed with the Securities and Exchange Commission on June 30, 2005).

10.2 Employment Agreement between AMI Australia and Forhad (Tony) Khan (incorporated herewith by reference to Exhibit 10.2 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated July 30, 2005 and filed with the Securities and Exchange Commission on August 1, 2005).

10.3 Employment Agreement between AMI Australia and Dilip Shrestha (incorporated herewith by reference to Exhibit 10.3 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated July 30, 2005 and filed with the Securities and Exchange Commission on August 1, 2005).

10.4 Employment Agreement between AMI Australia and Jacov (Jack) Vaisman (incorporated herewith by reference to Exhibit 10.4 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated August 29, 2005 and filed with the Securities and Exchange Commission on August 30, 2005).

14.1 Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Advanced Medical Institute Inc.'s Annual Report on Form 10-KSB for the period ended December 31, 2004 filed with the Securities and Exchange Commission on May 31, 2005).

23.1 Consent of Lichter, Yu & Associates LLP, Independent Registered Public Accounting Firm, filed herewith.

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

Item  14. Principal Accountant Fees and Services.

Audit Fees.

      The fiscal year of the Company was changed from December 31 to June 30 on June 21, 2005. All Audit fees for the period through the fiscal year ended December 31, 2004 are reflected in the Company's Form 10-KSB filed with the SEC on May 31, 2005.

      Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Lichter, Yu & Associates for the fiscal year ended June 30, 2005 was $83,390 and applicable for the fiscal year ended December 31, 2004 was $60,390.

Audit Related Fees.

      There were no audit related services and no fees billed for audit related services for the fiscal year ended June 30, 2005.

Tax Fees.

      There were no tax fees billed for the fiscal year ended June 30, 2005.

All Other Fees.

      There were no other accounting fees billed for the fiscal year ended June 30, 2005.

Pre-Approval of Services.

      The Audit Committee pre-approves all services, including audit services, provided by our independent accountants. For audit services, the independent auditor provides the board with an engagement letter outlining the scope of the audit services proposed to be performed during the year, which must be formally accepted by the board before the audit commences. Until the Company finds an independent director to serve as financial expert of the Audit Committee (as described in Item 9 herein), the entire Board of Directors will perform the duties of the Audit Committee.

                                   SIGNATURES

      Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     ADVANCED MEDICAL INSTITUTE INC.

Date:  September 15, 2005           By:   /s/ Jacov (Jack) Vaisman
                                           ------------------------
                                          Jacov (Jack) Vaisman
                                          Chief Executive Officer and President

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  September 15, 2005           By:   /s/ Jacov (Jack) Vaisman
                                          ------------------------
                                          Jacov (Jack) Vaisman
                                          Chief Executive Officer and President

Date:  September 15, 2005           By:   /s/ Dilip Shrestha
                                          ------------------
                                          Dilip Shrestha
                                          Chief Financial Officer

Date:  September 15, 2005           By:   /s/ Forhad (Tony) Kahn
                                          ----------------------
                                          Forhad (Tony) Kahn
                                          Executive Vice President and Secretary

Date:  September 15, 2005           By:   /s/ Anatoly Fanshil
                                          -------------------
                                          Anatoly Fanshil
                                            Director

Date:  September 15, 2005           By:   /s/ Mark Shabshay
                                          -----------------
                                          Mark Shabshay
                                            Director

Date:  September 15, 2005           By:   /s/ Spiro Baramilis
                                          -------------------
                                          Spiro Baramilis
                                            Director

                                  Exhibit Index

Exhibit
 Number                                 Description
 ------                                 -----------

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

 10.1 Subscription Agreement, dated June 29, 2005 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated June 29, 2005 and filed with the Securities and Exchange Commission on June 30, 2005).

 10.2 Employment Agreement between AMI Australia and Forhad (Tony) Khan (incorporated herewith by reference to Exhibit 10.2 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated July 30, 2005 and filed with the Securities and Exchange Commission on August 1, 2005).

 10.3 Employment Agreement between AMI Australia and Dilip Shrestha (incorporated herewith by reference to Exhibit 10.3 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated July 30, 2005 and filed with the Securities and Exchange Commission on August 1, 2005).

 10.4 Employment Agreement between AMI Australia and Jacov (Jack) Vaisman (incorporated herewith by reference to Exhibit 10.4 to Advanced Medical Institute Inc.'s Current Report on Form 8-K dated August 29, 2005 and filed with the Securities and Exchange Commission on August 30, 2005).

 14.1 Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Advanced Medical Institute Inc.'s Annual Report on Form 10-KSB for the period ended December 31, 2004 filed with the Securities and Exchange Commission on May 31, 2005).

 23.1 Consent of Lichter, Yu & Associates LLP, Independent Registered Public Accounting Firm, filed herewith.

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

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES


                                FINANCIAL REPORT
                   FOR THE YEARS ENDED JUNE 30, 2005 AND 2004

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                                TABLE OF CONTENTS


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Statements of Income                                                     F-1

   Statements of Financial Position                                         F-2

   Statements of Changes in Stockholders' Equity                            F-3

   Statements of Cash Flows                                                F4-F5

   Notes to Financial Statements                                          F6-F14
--------------------------------------------------------------------------------

                            Lichter, Yu & Associates
                          Certified Public Accountants

                       9191 Towne Centre Drive, Suite 406
                           San Diego, California 92122
                                 (858) 320-2808

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanced Medical Institute, Inc.

We have audited the accompanying statements of financial position of Advanced Medical Institute, Inc. and its subsidiaries (the "Company") as of June 30, 2005 and 2004, and the related statements of income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Institute, Inc. as of June 30, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

Lichter, Yu & Associates

August 30, 2005

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                              STATEMENTS OF INCOME
                    FOR THE YEAR ENDED 30 JUNE 2005 AND 2004

                                                  June 30, 2005    June 30, 2004
                                                   ------------    ------------
TOTAL REVENUES                                     $ 15,560,078    $ 13,425,587

COST OF REVENUES                                     (4,443,899)     (5,300,794)
                                                   ------------    ------------
GROSS PROFIT                                         11,116,179       8,124,793
                                                   ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Employee benefits                                      (993,673)       (545,875)
Depreciation                                            (96,029)        (97,584)
Advertising                                          (4,317,646)     (3,637,664)
Consultancy Fees                                       (489,590)       (420,288)
Contract Work                                          (199,626)       (138,929)
Rent                                                 (1,051,007)       (608,730)
Call Centre Charges                                    (432,057)       (435,807)
Legal expenses                                         (806,536)       (262,684)
Market research expenses                               (226,743)             --
Research and development expenses                       (35,237)             --
Telephone expenses                                     (375,687)       (328,823)
Commissions                                            (238,454)       (173,743)
Traveling expenses                                     (121,854)       (161,666)
Other expenses from ordinary activities                (972,627)       (822,233)
                                                   ------------    ------------

TOTAL SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES                                            (10,356,766)     (7,634,026)
                                                   ------------    ------------

OTHER INCOME AND EXPENSE
Rental income                                            59,734          50,270
Bank interest                                             7,970          21,702
Other interest income                                     1,468              --
Sundry income                                             8,439              --
Provision for doubtful debt written back                 15,116              --
Borrowing costs                                         (20,826)             --
                                                   ------------    ------------

TOTAL OTHER INCOME AND EXPENSE                           71,901          71,972
                                                   ------------    ------------

NET INCOME (before income tax expense)                  831,314         562,739

INCOME TAX EXPENSE                                      204,727        (296,196)
                                                   ------------    ------------

NET INCOME                                            1,036,041         266,543

NET INCOME ATTRIBUTABLE TO OUTSIDE EQUITY
INTERESTS                                               (36,886)             --
                                                   ------------    ------------

NET INCOME ATTRIBUTABLE TO THE PARENT ENTITY            999,155         266,543
                                                   ============    ============

Net income per share, basic                        $       0.04    $       0.02
                                                   ============    ============

Weighted average number of shares                    25,034,014      25,000,000
                                                   ============    ============

               See accompanying notes to the financial statements.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        STATEMENTS OF FINANCIAL POSITION
                           AS AT 30 JUNE 2005 AND 2004

                                            Notes      June 30,       June 30,
                                                        2005           2004
CURRENT ASSETS
Cash                                                $   295,961     $   172,984
Receivables                                           2,812,704       1,627,301
Inventory                                               228,163          69,030
                                                    -----------     -----------

TOTAL CURRENT ASSETS                                  3,336,828       1,869,315
                                                    -----------     -----------

NON-CURRENT ASSETS
Receivables due from related parties          9         220,995         532,131
Less allowance for doubtful accounts          9              --         (46,499)
Security deposits                                        87,494          79,989
Property and equipment                        3         330,872         344,953
Intangible assets                                       973,302              --
                                                    -----------     -----------

TOTAL NON-CURRENT ASSETS                              1,612,663         910,574
                                                    -----------     -----------

TOTAL ASSETS                                        $ 4,949,491     $ 2,779,889
                                                    ===========     ===========

CURRENT LIABILITIES
Unearned revenue                                    $ 1,803,044     $ 1,591,464
Payables                                              1,802,246       1,433,117
Payables due to related parties               9           1,835              --
Interest bearing liabilities                  4         144,685          25,881
Provisions for compensated absences                     190,685          71,051
Income taxes payable                                    108,097          96,670
                                                    -----------     -----------

TOTAL CURRENT LIABILITIES                             4,050,592       3,218,183
                                                    -----------     -----------

NON-CURRENT LIABILITIES
Payables due to related parties               9          18,427          29,128
Rental deposit received                                   3,981              --
Interest bearing liabilities                  4          76,275          83,633
Deferred tax liabilities                                    415         324,798
                                                    -----------     -----------

TOTAL NON-CURRENT LIABILITIES                            99,098         437,559
                                                    -----------     -----------

TOTAL LIABILITIES                                     4,149,690       3,655,742
                                                    -----------     -----------

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share,
  90,000,000 shares authorized,
  25,000,000 and 31,122,450 issued and
   outstanding, respectively                             31,122          25,000
Additional paid in capital                              782,805          (6,074)
Other comprehensive income                             (173,407)        (54,904)
Retained earnings                                       159,281        (839,874)
                                                    -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                              799,801        (875,852)
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 4,949,491     $ 2,779,889
                                                    ===========     ===========

               See accompanying notes to the financial statements.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           AS AT 30 JUNE 2005 AND 2004

                                      Common Stock        Additional        Other
                              ------------------------     Paid-In     Comprehensive    Retained
                                Shares        Amount       Capital         Income       Earnings        Total
                              ----------   -----------   -----------    -----------    -----------    -----------
Balance June 30, 2003         25,000,000   $    25,000   $    18,708             --    ($1,106,417)   ($1,062,709)
Recapitalization as result
of merger                             --            --       (24,782)            --             --        (24,782)
Net income, June 30, 2004             --            --            --        (54,904)       266,543        211,639
                              ----------   -----------   -----------    -----------    -----------    -----------

Balance June 30, 2004         25,000,000        25,000        (6,074)       (54,904)      (839,874)      (875,852)
Issuance of stock              6,122,450         6,122       755,878             --             --        762,000
Recapitalization as result
of merger                             --            --        33,001             --             --         33,001
Other comprehensive income            --            --            --       (118,503)            --       (118,503)
Net income, June 30, 2005             --            --            --             --        999,155        999,155
                              ----------   -----------   -----------    -----------    -----------    -----------

Balance June 30, 2005         31,122,450   $    31,122   $   782,805    ($  173,407)   $   159,281    $   799,801
                              ==========   ===========   ===========    ===========    ===========    ===========

               See accompanying notes to the financial statements.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED 30 JUNE 2005 AND 2004

                                                     June 30,         June 30,
                                                       2005            2004
                                                   ------------    ------------
Cash Flows from Operating Activities

Receipts from Customers                            $ 14,501,070    $ 13,288,476
Interest Received                                         7,571          21,702
Payment to Suppliers & Employees                    (15,473,456)    (12,554,960)
Interest & Other Finance costs paid                     (20,826)        (11,566)
                                                   ------------    ------------

Net cash (used in) provided by operating
activities                                             (985,641)        743,652
                                                   ------------    ------------

Cash Flows from Investing Activities

Proceeds from Sale of Plant & Equipment                   2,687          (3,860)
Payment for Property, Plant & Equipment                 (91,400)       (154,483)
Repayment from (Loans to) related entities              320,233              --
Payment for security deposit                                797              --
Additional loans made                                        --        (641,400)
                                                   ------------    ------------

Net cash  provided  by (used  in)  investing
activities                                              232,317        (799,743)
                                                   ------------    ------------

Cash Flows From Financing Activities
Issue of shares                                         762,922              --
Proceeds from Borrowings                                101,121              --
Repayment of Borrowings                                  (6,554)        (24,766)
                                                   ------------    ------------

Net cash  provided  by (used  in)  financing
activities                                              857,489         (24,766)
                                                   ------------    ------------

Net increase (decrease) in cash held                    104,165         (80,857)
Foreign currency conversion                              18,812          11,168
Cash at Beginning of Financial Year                     172,984         242,673
                                                   ------------    ------------

Cash at end of year                                $    295,961    $    172,984
                                                   ============    ============


               See accompanying notes to the financial statements.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED 30 JUNE 2005 AND 2004

                                                 June 30, 2005   June 30, 2004

Reconciliation of Cash

Cash at the end of financial year as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial
Position as follows:

Cash                                              $   295,961    $   172,984
                                                  ===========    ===========
Reconciliation of Cash Flow from Operations
with Profit from Ordinary Activities after
Income Tax
Net Income                                            999,155        266,543

Non-Cash Flows in (Loss) Profit from
Ordinary Activities
Loss on sale of non-current assets                      6,764          4,122
Depreciation                                           96,029         97,584
Provision for doubtful debt                           462,274        (20,625)

Changes in Assets and Liabilities
(Increase) decrease in current inventories           (150,729)        28,579
(Increase) Decrease in receivables                 (1,479,608)       238,882
Increase in intangible assets                        (965,395)            --
Increase in unearned revenue                           45,903       (244,009)
Increase in payables                                  206,692         64,255
Increase in rental deposit received                     3,949             --
Increase in provisions for compensated
absences                                              111,341         12,125
(Decrease) increase in income tax payable            (353,834)       296,196
Increase in outside equity interest                    31,818             --
                                                  -----------    -----------
Cash Flows (Used in) Provided by Operating
Activities                                        $  (985,641)   $   743,652
                                                  ===========    ===========

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

      Advanced Medical Institute Pty., Ltd. is a company limited by shares, incorporated and domiciled in Australia. The principal activity of AMIP is the medical treatment of male sexual dysfunction. AMIP is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMIP operates a centralized call center and approximately twenty clinics Australia wide. The pharmaceuticals are obtained from a limited number of vendors.

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

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Research and Development Costs

      Research and development costs are charged against income from ordinary activities before income tax as incurred.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Advanced Medical Institute Pty., Ltd. and its majority owned subsidiaries, Intelligent Medical Technologies Pty., Ltd. (IMT) and Whygo Video Conferencing Pty., Ltd. (WHYGO). All significant intercompany accounts and transactions have been eliminated upon consolidation.

      Intangible Assets

      Trademarks and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Trademarks and other intangible assets determined to have definite lives are amortized over their useful lives or the life of the trademark and other intangible asset, whichever is less.

      Earnings Per Share

      The Company uses SFAS No. 128, "Earnings Per Share", for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents, if any, as if the potential common shares had been issued.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

                                                            June 30, 2005     June 30, 2004
3.    PROPERTY, PLANT AND EQUIPMENT

      Land and Buildings

      Leasehold improvements at cost                            123,402           128,676
      Less: Accumulated depreciation                             28,879            19,429
                                                                -------           -------
                                                                 94,523           109,247
                                                                -------           -------
      Motor Vehicles                                             37,770            37,770
      Less: Accumulated Depreciation                             12,292             4,938
                                                                -------           -------
                                                                 25,478            32,832
                                                                -------           -------
      Office Furniture & Equipment                              140,029            96,480
      Less: Accumulated Depreciation                             32,883            22,007
                                                                -------           -------
                                                                107,146            74,473
                                                                -------           -------
      Computer Hardware - at Cost                               125,981           112,644
      Less: Accumulated Depreciation                             90,400            64,898
                                                                -------           -------
                                                                 35,581            47,746
                                                                -------           -------
      Low Value Pooled Fixed Assets                              65,745            59,797
      Less: Accumulated Depreciation                             47,425            36,938
                                                                -------           -------
                                                                 18,320            22,859
                                                                -------           -------
      Computer Software at cost                                 129,529           107,681
      Less: Accumulated Depreciation                             79,705            49,885
                                                                -------           -------
                                                                 49,824            57,796
                                                                -------           -------
      Total Property, Plant and Equipment                       330,872           344,953
                                                                =======           =======


                                                          June 30, 2005     June 30, 2004
4.    INTEREST BEARING LIABILITIES

      Current, as of the period ended June
      30
      Capitalized lease liability                                38,005            25,881
      Unsecured loan                                            106,680                 -
                                                                -------           -------
                                                                144,685            25,881
                                                                =======           =======
      Non-current, due during the year
      ended 30 June:
      Capitalized lease liability
      2005                                                            -            28,386
      2006                                                       42,182            30,987
      2007                                                       34,093            24,260
                                                                -------           -------
      Total non-current                                          76,275            83,633
                                                                =======           =======

      The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.40% to 11.4%. Obligations under the notes are secured by the financed assets included in property and equipment.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

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

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

6.    LEASE COMMITMENTS

      The Company is party to long-term, non-cancelable operating lease agreements for administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

                                                          June 30, 2005     June 30, 2004
      Due during the period ended June 30:
      2004                                                            -           445,082
      2005                                                      441,690           271,750
      2006                                                      311,605           140,036
      2007                                                      199,010            35,019
      2008                                                      130,970                 -
                                                              ---------           -------
                                                              1,083,275           891,887
                                                              =========           =======

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

8.    STOCK EXCHANGE AGREEMENT

      On March 21, 2005 (the "Closing Date"), Advanced Medical Institute, Inc. (a Nevada, USA company) ("AMI USA") consummated the transactions contemplated by that certain Share Exchange Agreement dated as of January 28, 2005 (the "Exchange Agreement") by and among AMI USA, Advanced Medical Pty Limited, a privately owned Australian company ("AMI Australia"), and AMI Australia's shareholders, (the "Shareholders"), pursuant to which AMI USA acquired all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000 of AMI USA's shares of common stock (the "Shares") to the Shareholders. The issuance of AMI USA's shares of common stock to the Shareholders was exempt from registration under the Securities Act of 1933, as amended ("Securities Act") pursuant to Section 4(2) and Regulation S promulgated under the Act.

      Following the Closing Date, AMI Australia became a wholly-owned subsidiary of AMI USA, and upon the issuance of the Shares, the Shareholders became the owners of approximately 58.4% of all of AMI USA's issued and outstanding stock.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

                                                          June 30, 2005     June 30, 2004

9.    RELATED PARTY TRANSACTIONS

      Advanced Hearing Institute Pty.
      Ltd. (an AU co.) Relationship:
      Under common management control
      Payable to this related party                       A         -             3,101

      Advanced Medical Institute
      International Pty. Ltd. (an AU co.)
      Relationship: Under common
      management control
      Receivable from this related party                 AR         -           252,540

      Advance Medical Solutions Pty. Ltd.
      (an AU co.)
      Relationship: Under common
      management control
      Call center fees charged to the
      Company                                                 242,044           435,807
      Customer service fees charged to
      the Company                                              87,212           221,962

      Australian Momentum Health Pty.
      Ltd. (an AU co.) Relationship:
      Under common management control
      Payable to this related party                       A         -               326

      Intelligent Medical Technologies
      Pty. Ltd. (an AU co.) Relationship:
      Subsidiary in year 2005 (2004:
      under common management control
      Receivable from this related party                 AR         -           213,165

      Jack Vaisman  (an AU citizen)
      Relationship: Director of the
      parent entity
      Director salary                                         115,555            71,447
      Payable to this related party                       A    18,427            14,755

      James Matthew  (an AU citizen)
      Relationship: Director of the
      subsidiary
      Director salary                                          86,470                 -
      Receivable from this related party                 AR    36,591                 -

      Total Health Screening Pty. Ltd.
      (an AU co.)
      Relationship: Affiliated with a
      director of the parent entity
      Rental revenue received from this
      entity                                                   23,982            22,421
      Receivable from this related party                 AR         -            66,426
      Less allowance for doubtful accounts                          -            46,499
      Net receivable from this related
      party                                                         -            19,927
      Payable to this related party                      A      1,835                 -

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

                                                             2005                2004
                                                              USD                USD
9.    RELATED PARTY TRANSACTIONS (CONTINUED)

      Whygo Video Conferencing Pty. Ltd.
      (an AU co.)
      Relationship: Parent entity owns
      70%
      Rental revenue received from this
      entity                                                        -            16,719
      Payable to this related party                    A            -            10,946

      Zinalda Vaisman  (an AU citizen)
      Relationship: Director's wife
      Salary                                                   20,124                 -

      Dragon Enterprises Ltd.
      Relationship: This entity owns part
      of "AMI USA"
      Payable to this related party                   AR      184,404                 -

      TOTAL Receivables due from related
      parties                                         AR      220,995           532,131
                                                      --      =======           =======


      TOTAL Payables due to related
      parties                                          A       20,262            29,128
                                                      --      =======           =======

      Receivables from, and payables to,
      related parties are unsecured,
      interest-free and have no fixed
      repayment term.

      During the year ended, the Company
      paid expenses for the following
      entities in the amounts listed:
      o Intelligent Medical Technologies
            Pty. Ltd.                                          81,371           147,047
      o Total Health Screening Pty. Ltd.                      474,025           358,507
      o Whygo Video Conferencing Pty. Ltd.                          -            10,701

10.   CONTINGENT LIABILITY

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

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENTS
                             JUNE 30, 2005 AND 2004

11.   INVESTING TRANSACTIONS

      A non-cash investing transaction consisting of the Company investing in Intelligent Medical Technologies Pty. Ltd. was consummated by extinguishing $666,214 of receivables on October 28, 2004. On May 4, 2005 AMIP also purchased an addition 42% of Intelligent Medical Technologies Pty. Ltd. for $190,500, thereafter owning 93% of IMT.

12.   INCOME TAXES

      Total Federal and State income tax expense for the years ended June 30, 2005 and 2004 amounted to $204,727 and $(296,196), respectively. For the years ended June 30, 2005 and 2004 there is no difference between the federal statutory tax rate and the effective tax rate.

      The following is a reconciliation of income tax expense:

      2005                                     U.S.           State       International         Total
                                           -------------   -------------------------------------------------
      Current                                        $0              $0          $204,727          $204,727
      Deferred                                        0               0            53,614            53,614
                                           -------------   -------------------------------------------------
           Total                                     $0              $0          $258,341          $258,341
                                           =============   =================================================

      2004                                     U.S.           State       International         Total
                                           -------------   -------------------------------------------------
      Current                                        $0              $0         ($296,196)        ($296,196)
      Deferred                                        0               0           200,577           200,577
                                           -------------   -------------------------------------------------
           Total                                     $0              $0          ($95,619)         ($95,619)
                                           =============   =================================================

      Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

                                               2004            2003
                                           -------------   -------------

      Federal statutory tax rate                    33%             33%
      State, net of federal benefit                  0%              0%
                                           -------------   -------------

      Effective tax rate                            33%             33%
                                           =============   =============