Form 10QSB
period 2005-09-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2005-11-15
CIK 1096620

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

               |X| QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

              |_| TRANSITION REPORT UNDER TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO_____

                        Commission File Number: 000-29531

                         ADVANCED MEDICAL INSTITUTE INC.
              (Exact name of small business issuer in its charter)

             NEVADA                                   88-0409144
 -------------------------------            ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  Level 1, 204-218 Botany Road
         Alexandria, NSW
            Australia                                     2015
 -------------------------------            ------------------------------------
(Address of principal                                  (Zip code)
executive offices)

                   Issuer's Telephone Number: (61) 2 9640 5253

                   -------------------------------------------
                            (Former Name and Address)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

There were 31,122,450 shares of the Issuer's common stock outstanding on October 31, 2005.

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

                                                                                                              Page

PART I -          FINANCIAL INFORMATION.........................................................................2

         ITEM 1.           FINANCIAL STATEMENTS.................................................................2

         ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................17

         ITEM 3.           CONTROLS AND PROCEDURES.............................................................25

PART II -         OTHER INFORMATION............................................................................26

         ITEM 1.           LEGAL PROCEEDINGS...................................................................26

         ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........................26

         ITEM 3.           DEFAULTS UPON SENIOR SECURITIES.....................................................26

         ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................27

         ITEM 5.           OTHER INFORMATION...................................................................27

         ITEM 6.           EXHIBITS............................................................................27

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

      CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

                                               Notes        September 30,
                                                                 2005
                                                              (unaudited)   June 30, 2005

CURRENT ASSETS
Cash                                                             $580,308       $295,961
Receivables                                                     4,118,694      2,812,704
Inventory                                                         227,654        228,163
Deferred tax assets                                               159,861              -
                                                           --------------  --------------
TOTAL CURRENT ASSETS                                            5,086,517      3,336,828
                                                           --------------  --------------
NON-CURRENT ASSETS
Receivables due from related parties             10                70,903        220,995
Security deposits                                                  92,551         87,494
Property and equipment, net                       3               338,493        330,872
Intangible assets                                               1,007,058        973,302
                                                           --------------  --------------
TOTAL NON-CURRENT ASSETS                                        1,509,005      1,612,663
                                                           --------------  --------------
TOTAL ASSETS                                                   $6,595,522     $4,949,491
                                                           ==============  ==============
CURRENT LIABILITIES
Unearned revenue                                               $3,087,472     $1,803,044
Payables                                                        2,536,539      1,802,246
Payables due to related parties                  10                     -          1,835
Interest bearing liabilities                      5                44,459        144,685
Provisions for compensated absences                               102,320        190,685
Income taxes payable                                              107,375        108,097
                                                           --------------  --------------
TOTAL CURRENT LIABILITIES                                       5,878,165      4,050,592
                                                           --------------  --------------
NON-CURRENT LIABILITIES
Payables due to related parties                  10                65,402         18,427
Rental deposit received                                             3,973          3,981
Interest bearing liabilities                      5                78,684         76,275
Deferred tax liabilities                                                -            415
Minority interests                                                 (4,629)             -
                                                           --------------  --------------
TOTAL NON-CURRENT LIABILITIES                                     143,430         99,098
                                                           --------------  --------------
TOTAL LIABILITIES                                               6,021,595      4,149,690
                                                           --------------  --------------
STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share,
  90,000,000 shares authorized,
  31,122,450 and 31,122,450 issued and
   outstanding, respectively                                       31,122         31,122
Additional paid in capital                                        782,805        782,805
Other comprehensive income                                       (172,222)      (173,407)
Retained earnings (deficit)                                       (67,778)       159,281
                                                           --------------  --------------
TOTAL STOCKHOLDERS' EQUITY                                        573,927        799,801
                                                           --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $6,595,522     $4,949,491
ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)                  ==============  ==============

      CONSOLIDATED STATEMENTS OF INCOME

                                                     Three Months Ended
                                                September 30,    September 30,
                                                    2005              2004
                                                 (unaudited)       (unaudited)

TOTAL REVENUE                                   $  5,094,700    $  2,832,816

COST OF REVENUE                                   (1,910,514)       (849,784)
                                                ------------    ------------
GROSS PROFIT                                       3,184,186       1,983,032
                                                ------------    ------------
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES      (3,558,002)     (1,780,167)
                                                ------------    ------------
OTHER INCOME AND EXPENSE
Rental income                                         12,933           5,540
Bank interest                                          2,691           1,704
Sundry income                                            379               -
Provision for doubtful debt written back                   -         211,845
Interest expense                                      (1,246)        (10,118)
                                                ------------    ------------
TOTAL OTHER INCOME AND (EXPENSE)                      14,757         208,971
                                                ------------    ------------
NET (LOSS) INCOME (before income tax expense)       (359,059)        411,836

INCOME TAX (EXPENSE) BENEFIT                         127,473        (123,550)
                                                ------------    ------------
NET INCOME (LOSS) (before minority interest)        (231,586)        288,286

NET LOSS ATTRIBUTABLE TO OUTSIDE EQUITY
INTERESTS                                              4,527               -
                                                ------------    ------------
NET INCOME (LOSS)                                   (227,059)        288,286
                                                ============    ============
Net income (loss) per share, basic              ($      0.01)   $       0.01
                                                ============    ============
Weighted average number of shares                 31,122,450      25,000,000
                                                ============    ============

      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Three Months Ended
                                                                        September 30,   September 30,
                                                                            2005           2004
                                                                         (unaudited)    (unaudited)

Cash Flows from Operating Activities

Receipts from Customers                                                  $ 4,874,955    $ 2,764,682
Interest Received                                                              2,691          1,704
Payment to Suppliers & Employees                                          (4,578,659)    (2,810,732)
                                                                         ------------   ------------
Net cash provided by (used in) operating
activities                                                                   298,987        (44,346)
                                                                         ------------   ------------
Cash Flows from Investing Activities

Proceeds from Sale of Plant & Equipment                                            -          2,205
Payment for Property, Plant & Equipment                                      (10,839)        (3,584)
Payment for Intellectual Properties                                          (33,652)             -
Loans to related entities                                                       (755)       (75,663)
(Payment for) Receipt on  security deposit                                    (5,218)           686
                                                                         ------------   ------------
Net cash used in investing activities                                        (50,464)       (76,356)
                                                                         ------------   ------------
Cash Flows From Financing Activities
Collection of Receivable                                                     150,771              -
Interest & Other Finance costs paid                                           (1,246)       (10,118)
Proceeds from Borrowings                                                           -        141,230
Repayment of Borrowings                                                     (115,219)        (7,360)
                                                                         ------------   ------------
Net cash provided by financing activities                                     34,306        123,752
                                                                         ------------   ------------
Net increase in cash held                                                    282,829          3,050
Foreign currency conversion                                                    1,518          6,688
Cash at beginning of Financial Year                                          295,961        172,984
                                                                         ------------   ------------
Cash at end of period                                                    $   580,308    $   182,722
                                                                         ============   ============


                                                                            Three Months Ended
                                                                      September 30,     September 30,
                                                                           2005             2004
                                                                       (unaudited)       (unaudited)

Reconciliation of Cash

Cash at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash                                                                     $   580,308    $   182,722
                                                                         ============   ============
Reconciliation of Cash Flow from Operations
with (Loss) Profit from Ordinary Activities
after Income Tax
Net Income                                                                  (231,586)       288,286

Non-Cash Flows in (Loss) Profit from
Ordinary Activities
Depreciation                                                                  21,764         19,066
Provision for doubtful debt (written back)                                   199,375       (211,845)

Cash Flows in (Loss) Profit from Financing
Activities
Interest & Other Finance costs paid                                            1,246         10,118

Changes in Assets and Liabilities
(Increase) Decrease in receivables                                        (1,502,848)       120,233
Increase in deferred tax assets                                             (159,202)             -
Increase (Decrease) in unearned revenue                                    1,279,819       (211,350)
Increase (Decrease) in payables                                              778,248       (182,404)
Decrease in provisions for compensated
absences                                                                     (87,351)             -
(Decrease) Increase in income tax payable                                       (478)       123,550
                                                                         ------------   ------------
Cash Flows Provided by (Used in) Operating
Activities                                                               $   298,987    $   (44,346)
                                                                         ============   ============

     ITEM 1.                            FINANCIAL STATEMENTS (CONTINUED)

                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                            Common Stock         Additional        Other          Retained
                                     -------------------------     Paid-In     Comprehensive      Earnings
                                        Shares        Amount       Capital         Income         (Deficit)       Total
                                     ------------- -----------  -------------  ---------------  -------------  -------------

      Balance June 30, 2004            25,000,000        25,000        (6,074)        (54,904)       (839,874)     (875,852)
      Issuance of stock                 6,122,450         6,122       755,878                -              -       762,000
      Recapitalization as result
      of merger                                 -             -        33,001                -              -        33,001
      Other comprehensive income                -             -             -        (118,503)              -      (118,503)
      Net income, June 30, 2005                 -             -             -                -        999,155       999,155
                                     ------------- --------------- --------------- ------------ -------------- -------------

      Balance June 30, 2005            31,122,450       $31,122      $782,805       ($173,407)       $159,281      $799,801
      Other comprehensive income
      (unaudited)                               -             -             -           1,185               -         1,185
      Net income, September 30,
      2005 (unaudited)                          -             -             -                -       (227,059)     (227,059)
                                     ------------- --------------- --------------- ------------ -------------- -------------

      Balance September 30, 2005       31,122,450       $31,122      $782,805       ($172,222)       ($67,778)     $573,927
                                     ============= =============== =============== ============ ============== =============

                        ADVANCED MEDICAL INSTITUTE, INC.
                                AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

1.    NATURE OF BUSINESS

      Nature of Business

      Advanced Medical Institute, Inc. (fka Hawksdale Financial Visions, Inc.) ("Company") was organized December 6, 1996 under the laws of the State of Nevada and was previously in the development stage through March 21, 2005.

      On March 21, 2005 the Company completed a Stock Exchange Agreement with Advanced Medical Institute Pty Ltd (an Australian Company) ("AMI Australia"). As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

            (1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.
            (2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

      AMI Australia is a company limited by shares, incorporated and domiciled in Australia. The principal activity of AMI Australia is the medical treatment of sexual dysfunction. AMI Australia is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMI Australia operates a centralized call center and seventeen clinics Australia wide. The pharmaceuticals are obtained from a limited number of vendors. On July 15, 2005 AMI Australia commenced operations in New Zealand. AMI Australia's New Zealand services are being provided from its head office in Sydney, where 2 of its doctors are licensed in both Australia and New Zealand.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

      Basis of Accounting

      The accompanying financial statements are prepared on an accrual basis.

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

      Income Tax

      Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company's assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 "Accounting for Income Taxes".

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

      Foreign Currency

      As of September 30, 2005 and June 30, 2005, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of
      Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

      As of September 30, 2005 and June 30, 2005 the exchange rate between AUD and the USD was AUD$1=USD $0.7603 and AUD$1=USD$0.7620, respectively. The weighted-average rate of exchange between AUD and USD was AUD$1=USD$0.75521 and AUD$1 = USD$0.75581, respectively.

      Research and Development Costs

      Research and development costs are charged against income from ordinary activities before income tax as incurred.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Advanced Medical Institute Pty., Ltd. and its majority owned subsidiaries, Intelligent Medical Technologies Pty Ltd ("IMT") and Whygo Video Conferencing Pty Ltd ("WHYGO"). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

                                                     September 30,      June 30,
                                                         2005            2005

3.    PROPERTY, PLANT AND EQUIPMENT

Land and Buildings

Leasehold improvements at cost                         123,402           123,402
Less: Accumulated depreciation                          31,343            28,879
                                                --------------    --------------
                                                        92,059            94,523
                                                --------------    --------------
Motor Vehicles                                          37,770            37,770
Less: Accumulated Depreciation                          13,797            12,292
                                                --------------    --------------
                                                        23,973            25,478
                                                --------------    --------------
Office Furniture & Equipment                           157,644           140,029
Less: Accumulated Depreciation                          36,706            32,883
                                                --------------    --------------
                                                       120,938           107,146
                                                --------------    --------------
Computer Hardware - at Cost                            132,539           125,981
Less: Accumulated Depreciation                          95,572            90,400
                                                --------------    --------------
                                                        36,967            35,581
                                                --------------    --------------
Low Value Pooled Fixed Assets                           66,745            65,745
Less: Accumulated Depreciation                          50,117            47,425
                                                --------------    --------------
                                                        16,628            18,320
                                                --------------    --------------
Computer Software at cost                              133,740           129,529
Less: Accumulated Depreciation                          85,812            79,705
                                                --------------    --------------
                                                        47,928            49,824
                                                --------------    --------------
Total Property, Plant and Equipment                    338,493           330,872
                                                ==============    ==============


                                                     September 30,      June 30,
                                                         2005            2005

4.    INTANGIBLE ASSETS

Intellectual Properties                              1,007,058           973,302
                                                --------------    --------------
Total Intangible Assets                              1,007,058           973,302
                                                ==============    ==============

                                                     September 30,      June 30,
                                                         2005            2005
5.       INTEREST BEARING LIABILITIES

Current, as of the period ended;
Capitalized lease liability                             44,459            38,005
Unsecured loan                                               -           106,680
                                                --------------    --------------
                                                        44,459           144,685
                                                ==============    ==============
Non-current, due during the period ended:
Capitalized lease liability
2006                                                    49,263            42,182
2007                                                    29,421            34,093
                                                --------------    --------------
Total non-current                                       78,684            76,275
                                                ==============    ==============

      The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.40% to 11.4%. Obligations under the notes are secured by the financed assets included in property and equipment.

6.    LEGAL PROCEEDINGS

      As of September 30, 2005, there was no litigation pending or threatened by or against the Company or IMT or Whygo. AMI Australia currently is involved in the following litigation and administrative matters.

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

7.    LEASE COMMITMENTS

      The Company is party to long-term, non-cancelable operating lease agreements for administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

                                           September 30,       September 30,
                                              2005                 2004

Due during the period ended
September 30:
2005                                                  -           439,529
2006                                            400,771           259,775
2007                                            290,651           145,701
2008                                            170,811             7,677
2009                                             89,411                 -

                                                951,644           852,682

8.    CONCENTRATION

      Sales Markets - The Company's revenues arise from Australian and New Zealand customers.

      Suppliers - Although the Company has access to a variety of suppliers, the majority of the Company's products that are obtained for resale are purchased from a limited number of suppliers.

9.    SHARE EXCHANGE AGREEMENT

      On March 21, 2005 (the "Closing Date"), Advanced Medical Institute, Inc. (a Nevada, USA company) ("AMI USA") consummated the transactions contemplated by that certain Share Exchange Agreement dated as of January 28, 2005 (the "Exchange Agreement") by and among AMI USA, Advanced Medical Institute Pty Limited, a privately owned Australian company ("AMI Australia"), and AMI Australia's shareholders, (the "Shareholders"), pursuant to which AMI USA acquired all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000 of AMI USA's shares of common stock (the "Shares") to the Shareholders. The issuance of AMI USA's shares of common stock to the Shareholders was exempt from registration under the Securities Act of 1933, as amended ("Securities Act") pursuant to Section 4(2) and Regulation S promulgated under the Act.

      Following the Closing Date, AMI Australia became a wholly-owned subsidiary of AMI USA, and upon the issuance of the Shares, the Shareholders became the owners of approximately 58.4% of all of AMI USA's issued and outstanding stock.

                                                       September 30,                     September 30,
                                                           2005        June 30, 2005        2004

10.   RELATED PARTY TRANSACTIONS

  Advance Medical Solutions Pty. Ltd. (an
  AU co.)
  Relationship: Under common management
  control (dissolved as of September 30,
  2005)
  Call center fees charged to the Company                          -                          62,765
  Customer service fees charged to the
  Company                                                          -                          36,353

  Jack Vaisman  (an AU citizen)
  Relationship: Director of the Company
  Director salary                                            131,639                          29,129
  Payable to this related party
  (including annual leave)                                    65,402          18,427

  James Matthews  (an AU citizen)
  Relationship: Director of the
  subsidiary (Whygo)
  Director salary                                             16,278                               -
  Receivable from this related party                          37,270          36,591

  Total Health Screening Pty. Ltd. (an AU
  co.)
  Relationship: Affiliated with a
  director of the Company (Jack Vaisman
  was previously a director - he took
  over management in order to try to
  recover monies owed to AMI)
  Rental revenue received from this entity                     2,171                           5,540
        Payable to this related party                              -           1,835


                                                           September 30,                    September 30,
                                                               2005       June 30, 2005        2004

 10.         RELATED PARTY TRANSACTIONS (CONTINUED)

  Zinalda Vaisman  (an AU citizen)
  Relationship: Jack Vaisman's wife
  Salary                                                      12,141                               -

  Dragon Enterprises Ltd.
  Relationship: This entity owns
  1,850,000 shares of the Company
  Receivable from this related party                          33,633         184,404

  TOTAL Receivables due from related
   parties                                                    70,903         220,995
                                                              ======         =======              =======

  TOTAL Payables due to related parties                       65,402          20,262
                                                              ======         =======              =======

  Receivables from, and payables to, related parties are unsecured, interest-free and have no fixed repayment term.

11.   CONTINGENT LIABILITY

      A dispute with a previous telecommunication carrier over billing in the amount of $122,924 arose in 2002. Since the time that AMI Australia filed a counter claim of $550,904 against the carrier in 2003, no correspondence has been received, from the carrier. No settlement has been reached, but in the opinion of the Company's directors, the $122,924 will not be paid. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12.   INVESTING TRANSACTIONS

      AMI Australia acquired 51% of the shares in Intelligent Medical Technologies Pty Ltd on October 28, 2004 for $666,214. On May 4, 2005 AMI Australia also purchased an additional 42% of Intelligent Medical Technologies Pty Ltd for $190,500, increasing its shareholding to 93% of IMT.

13.   STOCK

      On October 28, 2004 the officers and directors of the Company surrendered for cancellation 1,450,000 shares of common stock.

      On November 8, 2004 the Company issued a stock dividend of 15 shares for each share outstanding on November 8, 2004.

      On May 25, 2005 the Company's Articles of Incorporation were amended to increase the number of authorized shares of the capital stock of the Company to 100,000,000. The Company designated 90,000,000 shares as Common Stock and 10,000,000 shares as Preferred Stock.

      On June 29, 2005 the Company entered into a subscription agreement with certain non-U.S. persons pursuant to which the Company issued an aggregate of 6,122,450 shares of common stock for aggregate gross proceeds of $762,000.

      All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

14.   OTHER COMPREHENSIVE INCOME

      Balances of related  after-tax  components  comprising  accumulated  other
      comprehensive  income  (loss),   included  in  stockholders'   equity,  at
      September 30, 2005 and June 30, 2004 and 2005, and are as follows:

                                                                 Foreign Currency         Accumulated
                                                                    Translation              Other
                                                                    Adjustment           Comprehensive
                                                                                            Income
                                                                 ------------------    ------------------
       Balance at June 30, 2004                                     $ (54,904)           $ (54,904)
       Change for 2005                                               (118,503)            (118,503)
                                                                 ------------------    ------------------
       Balance at June 30, 2005                                      (173,407)            (173,407)
       Change for three months ended September 30,
          2005                                                         (1,940)              (1,940)
                                                                 ------------------    ------------------
       Balance at September 30, 2005                                $(175,347)           $(175,347)
                                                                 ==================    ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT'S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY'S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2005.

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

We  believe  the  following  critical   accounting  policies  reflect  our  more
significant   estimates  and   assumptions   used  in  the  preparation  of  our
consolidated financial statements:

REVENUE RECOGNITION - Sales are reported as deferred income when the sales contracts are executed and the term of the contract exceeds three months. Up to three months medication is delivered to the patient upon the signing of a contract. Generally the term of the sales contracts are up to one year, but they can be for longer periods of time. The deferred income arising from the contracts that exceed three months is then amortized, on a straight-line basis, into income during the approximated composite remaining medication delivery period. This approximated composite is an estimate that may vary from period to period.

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

NATURE OF BUSINESS

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

General Business Plan.

      AMI Australia was established in February 2001 when it entered into an agreement with Health Services For Men and Australian Momentum Health to acquire two chains of medical clinics which provide services relating to the treatment of sexual dysfunction. AMI Australia currently operates 17 clinics Australia wide and on July 15, 2005 AMI Australia commenced operations in New Zealand. For the first quarter ended September 30, 2005, AMI Australia's revenues were approximately $5 million ( AU$7 million ).

      AMI Australia is a service provider company which arranges for patients to be provided with medical services, pharmaceuticals and associated clinical support services to men and women with sexual dysfunction. Its treatment options for men include:

      (a) injections, lozenges, tablets and nasal spray program options for the treatment of erectile dysfunction; and

      (b) injections, lozenges and nasal spray program options for the treatment of premature ejaculation.

      AMI Australia is currently developing and trialing menopause treatments for women. Less than 1% of AMI Australia's total revenue is generated from treatments for women.

      AMI Australia's efforts to penetrate the market for its premature ejaculation treatments is still in an early implementation phase. AMI Australia has achieved growth on a month by month basis since October 2004, shortly after AMI Australia commenced concentrating on this part of the sexual dysfunction market. Prior to this time AMI Australia did not directly market its premature ejaculation programs. AMI Australia's erectile dysfunction programs predominantly focus on men aged 40 and over whereas AMI Australia's premature ejaculation programs are targeted at a broader market (men aged 18 and over). AMI Australia changed its marketing focus during fiscal 2005 to target this broader market for its premature ejaculation treatment programs.

      Each of its AMI Australia's treatment options are prescribed by licensed Australian and New Zealand doctors and prepared and delivered by an Australian or a New Zealand registered compounding pharmacy in full compliance with Australian and New Zealand regulatory requirements. AMI Australia's products and services are only available by prescription and are sold on an "off-label" basis. AMI Australia's treatment options are generally only available through its medical clinics.

      Since August 1, 2003 AMI Australia has used in its business certain of the intellectual property that since July 2005 has been orally licensed from PE Patent Holdco Pty Limited on a short-term royalty free arrangement. This intellectual property consists solely of an Australian innovation patent for its premature ejaculation programs (which patent is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783). The Australian innovation patent was issued to Dr. Jack Vaisman, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company and the Founder, President and Chief Executive Officer of AMI Australia who on July 22, 2005 subsequently transferred the patent to PE Patent Holdco Pty Limited. The development of the intellectual property underlying the patents was undertaken and funded by Dr. Vaisman. The innovation patent, titled "Treatment of Premature Ejaculation" relates to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia's treatment programs for premature ejaculation. The patents and associated formulations are integral to AMI Australia's premature ejaculation treatment programs. AMI Australia's injection, lozenge and tablet impotence and erectile dysfunction treatment programs are not patent protected.

      AMI Australia obtains customers through direct advertising and marketing and through its existing customer database which exceeds 250,000 people.

      On July 15, 2005 AMI Australia commenced operations in New Zealand. AMI Australia's services are being provided from its head office in Sydney, where 2 of its doctors are licensed in both Australia and New Zealand. AMI Australia intends to move towards full operations in New Zealand as a result of its initial positive outcomes.

      AMI Australia is also in the process of developing new treatment options to expand the range of treatment methods and delivery systems available to its customers.

      AMI Australia's 93% owned subsidiary, Intelligent Medical Technologies Pty Limited ("IMT") was granted the exclusive worldwide right and license from Sheiman Ultasonic Research Foundation Pty Limited ("SURF") to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebuliser technology (including Australian Patent No's 693064 and 753817, European Patent No's 0 705 145 and 1 071 479 and US Patent No's 5,908,158 and 6,379,616) within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023. IMT applied for 4 worldwide patents relating to its ultrasonic nebuliser device in July 2005. Anantoly Fanshil, a director of the Company, owns 5% of the outstanding equity of IMT. IMT's license is a broad based license which includes the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also has the option to extend its field of use to the treatment of prostate diseases on payment of AU$1.

      IMT acquired its license in order to develop an ultrasonic nebulizer to deliver medications to patients' lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment option and will reduce dosage levels and the likelihood of side effects.

      IMT has completed development of an initial working prototype of the nebulizer device. Four further prototypes of this device were completed during August and September 2005.

      Additional prototypes, which incorporate various improvements to the functionality and efficiency of the device (the "Beta Devices"), are scheduled for completion during mid December 2005.

      IMT has received advice from Brandwood Biomed Pty Limited (an Australian regulatory expert on TGA requirements) that it does not need to conduct clinical trials to list its device with the TGA.

      On completion of the Beta Devices, IMT intends to commence a phase I pharmacokinetic clinical trial of a liquid form of a well known medication for the treatment of erectile dysfunction which is capable of being delivered through the device in order to formally prove the efficacy of the device at a conceptual level. IMT has begun its preparation to commence these trials at the direction of and under analysis by Q-Pharm, the commercial arm of a leading Australian university. IMT estimates the cost of this clinical trial to be in the order of $200,000

      IMT has been spending a large portion of its capital on research and development activities with financial support from AMI Australia (AU$379,000 during fiscal 2005 being approximately US$284,000, and AU$86,000 during three months ended September 30, 2005 being approximately US$65,000). AMI Australia's loan to IMT is on an unsecured at call interest free basis. Such loan is an on demand loan and may be called by AMI Australia at any time. IMT has compiled a leading team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights to IMT's nebulizer device. As of September 30, 2005, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

Competition

      AMI Australia competes with rival treatments such as Viagra, Cialis and Levitra in the erectile dysfunction field. AMI Australia does not currently have any competitors in the premature ejaculation market.

      Companies   of   all   sizes   are   engaged   in  the   development   and
commercialization of technologies in the erectile dysfunction and premature ejaculation market segments. At present no alternate premature ejaculation technology has been commercialized. Competition is intense in the erectile dysfunction segment of our business and includes many large and small competitors who have greater revenues, more customers and a higher level brand recognition than AMI Australia. The efficacy, safety, patients' and customers' ease of use and cost effectiveness of our products are important factors for success in all of our principal businesses. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

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

Staff

      As of September 30, 2005, AMI Australia had a total staff of approximately 186 people, of which 140 are full-time and 46 are part-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. Of the 186 people, AMI Australia's staff includes 26 consultants and 33 licensed medical personnel. None of the Company's employees are members of a union or labor organization.

      AMI Australia's subsidiary, IMT, does not have any employees. Whygo has 2 full-time employees and 1 part-time employee.

      AMI Australia's core staff include:

      DR. JACOV (JACK) VAISMAN, CHIEF EXECUTIVE OFFICER AND MANAGING DIRECTOR - Dr. Vaisman has served as the Company's Chief Executive Officer and as a Director since March 21, 2005. Dr. Vaisman is a pioneer in the sexual dysfunction business in Australia. Since 2001, he has served as the managing director and chief executive officer of AMI Australia. He is responsible for the overall management and strategic direction of AMI Australia's impotency operations with the support of AMI Australia's chief operations officer, Tony Khan, and AMI's chief financial officer, Dilip Shrestha. Dr. Vaisman is also currently a consultant to and shareholder in Yayasan On Clinic, which operates a similar business in Indonesia.

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

      DILIP SHRESTHA, CHIEF FINANCIAL OFFICER - Mr. Shrestha was appointed, as a result of the Share Exchange, as the Company's Chief Financial Officer on April 7, 2005. Mr. Shrestha has also served as the chief financial officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Shrestha was the Financial Controller of AMI Australia. Prior to that he was an Assistant Accountant with Australian Momentum Health Pty Ltd, a position he held from 1999 until 2001. Mr. Shrestha holds a Bachelor of Business Accounting, Master of E-Commerce and a Graduate Diploma of Information System and E-Commerce.

      FORHAD (TONY) KHAN, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR - Mr. Khan has served as the Company's Executive Vice President since July 30, 2005, he has been the Company's Secretary since March 21, 2005. Mr. Khan has also served as the chief operating officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Khan was the General Manager of AMI Australia. Prior to joining AMI Australia, Mr. Khan was the Director and sole operator of Australian Momentum Health ("AMH"), one of two medical establishments leading in providing impotency treatment in Australia. Mr. Khan was Sales Manager and then Operations Manager for On Clinic International prior to establishing AMH. Mr. Khan holds a Masters degree in Commerce and Accounting and has been involved in the industry for over 10 years.

Currency Conversion

      As of September 30, 2005 and 2004, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars
(AUD). Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation", with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.76030) as of September 30, 2005, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income".

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operation:

                                                      Three months ended
                                                         September 30,
                                                     2005            2004
                                                     ----            ----

      Revenues                                       100%            100%

      Cost of Revenues                               37.5%          30.0%

      Gross Profit                                   62.5%          70.0%

      General and administrative expenses            69.8%          62.8%

      Other income and expenses                      0.3%            7.3%

      Income before income tax                      (7.0%)          14.5%

      Income tax expenses                           (2.5%)           4.3%

      NET INCOME                                    (4.5%)          10.2%


LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had total liabilities of $6,021,595 including unearned revenue of $3,087,472 and we had a positive net worth of $573,927. As of June 30, 2005, we had total liabilities of $4,149,690 including unearned revenue of $1,803,044 and a positive net worth of $799,801.

Our bank balances as at September 30, 2005 were AU$763,263 (US$580,308). We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. As set out previously, we are considering further expansion of our business offshore. If we expand our business in this manner we may need to raise additional debt or equity funding in order to undertake any such expansion. However, there can be no assurance that we can or will obtain sufficient funds from operations or from additional financings on terms acceptable to us. If we are unable to obtain sufficient additional financing, we may not be able to expand our operations as proposed or we could be required to reduce spending and operations.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

REVENUES. Revenues were $5,094,700 in the three months ended September 30, 2005 compared to $2,832,816 in the three months ended September 30, 2004, an increase of $2,261,884 or 79%.

The Company recognizes all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, the Company's unearned revenue (or forward sales) as at September 30, 2005 was $3,087,472 compared to $1,438,041 as at September 30, 2004. The gross increase in unearned revenue from September 30, 2004 to September 30, 2005 was $1,649,431, or an increase of 114.6%.

The increase in revenues and unearned revenues in the three-month period is attributable to an increase in advertising expenses and improved targeting of our advertising, resulting in an increase in revenue generated from AMI Australia's Premature Ejaculation (PE) treatment programs and AMI Australia's Erectile Dysfunction (ED) treatment programs. Revenue in AMI Australia's PE treatment programs has increased by 231% and revenue in AMI Australia's ED treatment programs has increased by 39% in the first quarter ending September 30, 2005, compared to the first quarter ending September 30, 2004. The number of patients in AMI Australia's PE and ED treatment programs increased by 231% and 32% respectively compared to the quarter ending September 30, 2004.

COST OF REVENUES. Cost of revenues were $1,910,514 in the three months ended September 30, 2005 compared to $849,784 in the three months ended September 30, 2004 primarily as a result of growth in AMI Australia's PE and ED treatment programs during the first three months ended September 30, 2005. As a percentage of revenues, cost of revenues were 37.5% in the three months ended September 30, 2005 compared to 30.0% in the three months ended September 30, 2004. The increase is due to growth in AMI Australia's PE & ED treatment programs, as a result of additional advertising, additional staff and increase in other working capital costs.

GROSS PROFIT. Gross profit was $3,184,186 in the three months ended September 30, 2005 compared to $1,983,032 in the three months ended September 30, 2004. As a percentage of revenue, gross profit decreased to 62.5% in the three months ended September 30, 2005 from 70.0% in the three months ended September 30, 2004. The 7.5% decrease in the gross profit percentage is attributable to an increase in medical consulting fees due to an increase in number of medical personnel contracted to meet the increase in the number of patients served in AMI Australia's PE and ED treatment programs and the accounting policies adopted by AMI Australia.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $3,558,002 in the three months ended September 30, 2005 compared to $1,780,167 in the three months ended September 30, 2004. As a percentage of revenues, general and administrative expenses increased to 69.8% in the three months ended September 30, 2005 from 62.8% in the three months ended September 30, 2004. The increase is due to, firstly, the increases in the Company's advertising expenses, employee benefits and commission resulting in significant growth of business during the three months ended September 30, 2005 as reflected in the significant increases in revenue and unearned revenue during the period. Moreover, it is also due to the increase in rent resulting in consolidation of rent in Whygo.

OTHER INCOME AND EXPENSES. Other income and expenses were $14,757 in the three months ended September 30, 2005 compared to $208,971 in the three months ended September 30, 2004. As a percentage of revenues, other income and expenses decreased to 0.3% in the three months ended September 30, 2005 from 7.3% in the three months ended September 30, 2004. The decrease is due to no provision of doubtful debts being written back during the three months ended September 30, 2005.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES. Income before income tax was $(359,059) in the three months ended September 30, 2005 compared to $411,836 in the three months ended September 30, 2004. This decrease, despite an increase in revenue, was attributable to the increase in cost of revenues, general and administrative expenses during the three months ended September 30, 2005.

Income tax expenses were $(127,473) in the three months ended September 30, 2005 compared to $123,550 in the three months ended September 30, 2004. This decrease is attributable to the loss incurred during the three months ended September 30, 2005.

NET INCOME. Net income was $(231,586) in the three months ended September 30, 2005 compared to $288,286 in the three months ended September 30, 2004. This decrease is attributable to the reasons set forth above. Net income attributable to outside equity interests was $4,527 in the three months ended September 30, 2005 compared to $Nil in the three months ended September 30, 2004. The increase is because AMI Australia did not have a subsidiary during the three months ended September 30, 2004. Net income attributable to the members of parent entity was $227,059 in the three months ended September 30, 2005 compared to $288,286 in the three months ended September 30, 2004. Reasons for the decrease is the same as the decrease in net income.

ITEM 3. CONTROLS AND PROCEDURES

      Under  the  supervision  and  with  the  participation  of  the  Company's management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, the Company's principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company's disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission ("SEC") reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

      Additionally, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      As of September 30, 2005, there was no litigation pending or threatened by or against the Company or IMT or Whygo. AMI Australia currently is involved in the following litigation and administrative matters.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report:

----------------- --------------------------------------------------------------
 Exhibit Number                        Description
----------------- --------------------------------------------------------------
31.1 Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------------- --------------------------------------------------------------
31.2              Certification of the Chief Financial Officer pursuant to
                  Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
----------------- --------------------------------------------------------------
32.1 Certification of Chief Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).
----------------- --------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ADVANCED MEDICAL INSTITUTE INC.

Date: November 14, 2005                          By: /s/ Jacov (Jack) Vaisman
                                                    ----------------------------
                                                       Jacov (Jack) Vaisman
                                                       Chief Executive Officer

Date: November 14, 2005                         By: /s/ Dilip Shrestha
                                                    ----------------------------
                                                       Dilip Shrestha
                                                       Chief Financial Officer