Form 10QSB
period 2005-12-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2006-02-14
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-QSB

/X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

/ /TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
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

(61) 2 9640 5253
(Issuer’s Telephone Number, Including Area Code)

(Former Name and Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO /   /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES /   / NO / X /

There were 36,122,450 shares of the Issuer’s common stock outstanding on February 13, 2006.

Transitional Small Business Disclosure Format (check one): YES /   / NO / X /

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

	Notes	December 31, 2005 (unaudited)	June 30, 2005

CURRENT ASSETS
Cash		$865,605	$295,961
Accounts Receivable, net		5,815,315	2,812,704
Inventory		218,612	228,163

TOTAL CURRENT ASSETS		6,899,532	3,336,828

NON-CURRENT ASSETS
Receivables due from related parties	10	33,633	220,995
Security deposits		92,271	87,494
Property and equipment, net	3	380,145	330,872
Intangible assets	4	6,471,031	973,302

TOTAL NON-CURRENT ASSETS		6,977,080	1,612,663

TOTAL ASSETS		$13,876,612	$4,949,491

CURRENT LIABILITIES
Unearned revenue		$3,355,970	$1,803,044
Payables		3,020,734	1,802,246
Payables due to related parties	10	-	1,835
Notes payable	5	43,821	144,685
Provisions for compensated absences		99,712	190,685
Income taxes payable		185,383	108,097

TOTAL CURRENT LIABILITIES		6,705,620	4,050,592

NON-CURRENT LIABILITIES
Payables due to related parties	10	1,927	18,427
Rental deposit received		3,815	3,981
Notes payable, net of current portion	5	64,171	76,275
Deferred tax liabilities		147,294	415
Minority interests		(11,304)	-

TOTAL NON-CURRENT LIABILITIES		205,903	99,098

TOTAL LIABILITIES		6,911,523	4,149,690

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
36,122,450 and 31,122,450 issued and outstanding, respectively		36,122	31,122
Additional paid in capital		6,277,805	782,805
Other comprehensive income		(165,992)	(173,407)
Retained earnings		817,154	159,281

TOTAL STOCKHOLDERS’ EQUITY		6,965,089	799,801

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$13,876,612	$4,949,491

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)

TOTAL REVENUE	$7,511,008	$3,278,932	$12,605,708	$6,111,748

COST OF REVENUE	(1,636,528)	(1,167,577)	(3,547,042)	(2,017,361)

GROSS PROFIT	5,874,480	2,111,355	9,058,666	4,094,387

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(4,589,457)	(2,067,570)	(8,107,459)	(3,847,737)

INCOME FROM OPERATIONS	1,285,023	43,785	951,207	246,650

OTHER INCOME AND EXPENSE
Rental income	2,783	2,136	15,716	7,676
Bank interest	1,726	2,450	4,417	4,154
Sundry income	320	-	694	-
Provision for doubtful debt	-	(121,580)	-	-
Provision for doubtful debt written back	-	-	-	90,265
Interest expense	-	(2,049)	(1,241)	(12,167)

TOTAL OTHER INCOME AND (EXPENSE)	4,829	(119,043)	19,586	89,928

NET INCOME (LOSS) (before income tax expense)	1,289,852	(75,258)	970,793	336,578

INCOME TAX (EXPENSE) BENEFIT	(439,408)	22,577	(311,935)	(100,973)

NET INCOME (LOSS) (before minority interest)	850,444	(52,681)	658,858	235,605

NET INCOME ATTRIBUTABLE TO OUTSIDE EQUITY INTERESTS	(5,512)	-	(985)	-

NET INCOME (LOSS)	$844,932	($52,681)	$657,873	$235,605

Net income per share, basic and fully diluted	$0.026	($0.002)	$0.020	$0.009

Weighted average number of shares, basic and fully diluted	32,344,672	25,000,000	33,566,894	25,000,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$10,552,896	$5,983,087
Interest Received	4,417	4,154
Payment to Suppliers & Employees	(9,886,030)	(5,780,752)

Net cash provided by operating activities	671,283	206,489

Cash Flows from Investing Activities

Proceeds from Sale of Plant & Equipment	-	2,483
Payment for Property, Plant & Equipment	(76,973)	(10,682)
Payment for Intellectual Properties	(34,642)	-
Repayment from (Loans to) related entities	24,876	(377,340)
Payment for security deposit	(8,696)	(467)

Net cash used in investing activities	(95,435)	(386,006)

Cash Flows From Financing Activities
Collection of Receivable	150,771	-
Interest & Other Finance costs paid	(1,241)	(12,167)
Proceeds from Borrowings	-	140,219
Repayment of Borrowings	(125,344)	(14,266)

Net cash provided by financing activities	24,186	113,786

Net increase (decrease) in cash held	600,034	(65,731)
Foreign currency conversion	(28,637)	11,715
Cash at beginning of Financial Year	294,208	179,627

Cash at end of period	$865,605	$125,611

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended
	December 31, 2005 (unaudited)	December 31, 2004 (unaudited)

Reconciliation of Cash

Cash at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash	$865,605	$125,611

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income	658,858	235,605

Non-Cash Flows in Profit from Ordinary Activities
Depreciation	83,088	44,032
Provision for doubtful accounts (written back)	528,101	(90,265)

Cash Flows in Profit from Financing Activities
Interest & Other Finance costs paid	1,241	12,166

Changes in Assets and Liabilities
(Increase) Decrease in receivables	(3,743,256)	52,191
Increase (Decrease) in unearned revenue	1,677,878	(188,515)
Increase in payables	1,315,228	40,302
Decrease in provisions for compensated absences	(85,511)	-
Increase in deferred tax liabilities	151,359	-
Increase in income tax payable	84,297	100,973

Cash Flows Provided by Operating Activities	$671,283	$206,489

Supplemental Cash Flow Disclosures:
Interest paid	$1,650	$12,167

Income tax paid	$98,872	$-

Non-Cash Investing/Financing Activities:
Stock issued in acquisition	$5,500,000	$-

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional	Other	Retained
	Common Stock		Paid-In	Comprehensive	Earnings
	Shares	Amount	Capital	Income	(Deficit)	Total

Balance June 30, 2004	25,000,000	$25,000	($6,074)	($54,904)	($839,874)	($875,852)
Issuance of stock	6,122,450	6,122	755,878	-	-	762,000
Recapitalization as result of merger	-	-	33,001	-	-	33,001
Other comprehensive income	-	-	-	(118,503)	-	(118,503)
Net income, June 30, 2005	-	-	-	-	999,155	999,155

Balance June 30, 2005	31,122,450	$31,122	$782,805	($173,407)	$159,281	$799,801
Issuance of stock	5,000,000	5,000	5,495,000	-	-	5,500,000
Other comprehensive income (unaudited)	-	-	-	7,415	-	7,415
Net income, December 31, 2005 (unaudited)	-	-	-	-	657,873	657,873

Balance December 31, 2005	36,122,450	$36,122	$6,277,805	($165,992)	$817,154	$6,965,089

ADVANCED MEDICAL INSTITUTE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

1. NATURE OF BUSINESS

Nature of Business

Advanced Medical Institute, Inc. (formerly Hawksdale Financial Visions, Inc.) (the “Company”) was organized December 6, 1996 under the laws of the State of Nevada and was previously in the development stage through March 21, 2005.

On March 21, 2005 the Company completed a Stock Exchange Agreement with Advanced Medical Institute Pty Ltd (renamed as “AMI Australia Holdings Pty Limited” on November 22, 2005) (“AMI Australia”). As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.
(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

AMI Australia is a company limited by shares, incorporated and domiciled in Australia. The principal activity of AMI Australia is the medical treatment of sexual dysfunction in Australia and New Zealand. AMI Australia is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMI Australia operates a centralized call center and twenty-one clinics and sales offices throughout Australia and New Zealand. The clinics and sales offices are located at:

New South Wales
AMI Direct, Alexandria, Sydney, New South Wales
Bondi Junction, Sydney, New South Wales
Hurstville, Sydney, New South Wales
Parramatta, Sydney, New South Wales
Sydney City, Sydney, New South Wales
Albury, Regional New South Wales
Dubbo, Regional New South Wales
Newcastle, Regional New South Wales
Tamworth, Regional New South Wales
Wollongong, Regional New South Wales

Queensland
Chermside, North Brisbane, Queensland
Upper Mt Gravatt, South Brisbane, Queensland
Bundall, Gold Coast, Queensland
Cairns, Regional Queensland
Townsville, Regional Queensland

South Australia
Adelaide, South Australia

1.  NATURE OF BUSINESS (Continued)

Victoria
St Kilda, Melbourne, Victoria
Box Hill, Melbourne, Victoria
Dandenong, Melbourne, Victoria

Western Australia
Perth, Western Australia

New Zealand
Auckland, North Island, New Zealand

On November 17, 2005, AMI Australia acquired 100% of the outstanding shares of PE Patent Holdco Pty Limited (“PE”) in exchange for 5 million shares of the Company valued at $1.10 per share. PE’s assets comprise an Australian innovation patent (Australian Innovation Patent No. 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

The patents relate to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia’s treatment programs for premature ejaculation. The patents and associated formulations are integral to those treatment programs.

AMI Australia’s nasal spray, injection, lozenge and tablet impotence and erectile dysfunction treatment programs are not patent protected.

In acquiring PE, AMI Australia acquired only the right to use the Patents and the associated pharmaceutical formulations, treatment methodologies and dosing manuals in Australia and has no rights to use the patents or any of the underlying intellectual property in any other country.

Subsidiaries of AMI Australia

AMI Australia’s subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco Pty Limited, Women’s Health Foundation Pty Limited, Advanced Medical Institute (NZ) Limited, IMT and Whygo Video Conferencing Pty Ltd (“Whygo”).

PE Patent Holdco Pty Limited (“PE”) licenses intellectual property to AMI Australia on a short-term royalty free arrangement. This intellectual property consists solely of an Australian innovation patent for its premature ejaculation programs (Australian Innovation Patent No. 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

AMI Australia’s 93% owned subsidiary, Intelligent Medical Technologies Pty Limited (“IMT”) was granted the exclusive worldwide right and license from Sheiman Ultasonic Research Foundation Pty Limited (“SURF”) to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023. IMT’s license is a broad based license which includes the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also has the option to extend its field of use to the treatment of prostate diseases on payment of AU$1. IMT applied for 4 worldwide patents relating to its ultrasonic nebulizer device in July 2005 and applied for 3 further worldwide patents relating to its device on February 10, 2006.

IMT acquired this license in order to develop an ultrasonic nebulizer to deliver medications to patients’ lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment option and will reduce dosage levels and the likelihood of side effects.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

Basis of Accounting

The accompanying financial statements are prepared on an accrual basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AMI Australia Holdings Pty Limited, and its direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”) and Women’s Health Foundation Pty Limited (“WHF”), its 93% owned subsidiary, Intelligent Medical Technologies Pty Ltd (“IMT”) and its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity). All significant intercompany accounts and transactions have been eliminated upon consolidation.

Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

Sales are reported as deferred income when the sales contracts are executed and the term of the contract exceeds three months. Up to three months of medication is delivered to the patient upon the signing of a contract. Generally the term of the sales contracts are up to one year, but they can be for longer periods of time. The deferred income arising from the contracts that exceed three months is then amortized, on a straight line basis, into income during the approximated composite remaining medication delivery period. This approximated composite is an estimate that may vary from period to period.

Advertising Expense

Advertising costs are charged to expense as they are incurred.

Income Tax

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 “Accounting for Income Taxes”.

Inventories

Inventories are measured at the lower of cost or net realizable value. Costs are assigned on a first-in first-out basis.

Property and Equipment

Equipment placed in service is depreciated over the estimated useful lives of the assets using the straight line depreciation method.

Property and equipment are carried at the lesser of cost and written down value. Expenditures for maintenance and repairs are expenses as incurred and expenditures for major renewals and betterments are capitalized. Assets retired or sold are removed from the property accounts, with gains or losses on disposal included in income.

Employee Entitlements

Contributions are made to an employee superannuation fund and are charged as expenses when incurred.

Foreign Currency

As of December 31, 2005 and June 30, 2005, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

As of December 31, 2005 and June 30, 2005, the exchange rate between AUD and the USD was AUD$1=USD$0.7301 and AUD$1=USD$0.7620, respectively. The weighted-average rate of exchange between AUD and USD was AUD$1=USD$0.7523 and AUD$1=USD$0.75581, respectively.

Research and Development Costs

Research and development costs are charged against income from ordinary activities before income tax as incurred.

Intangible Assets

Goodwill, trademarks, patents and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Goodwill, trademarks, patents and other intangible assets determined to have definite lives are amortized over their estimated useful lives or the life of the trademark, patent and other intangible asset, whichever is less.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share

The Company uses SFAS No. 128, “Earnings Per Share”, for calculating the basic and diluted earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share are computed similar to basic earnings per share except that the denominator is increased to include common stock equivalents, if any, as if the potential common shares had been issued.

	December 31, 2005	June 30, 2005

3. PROPERTY, PLANT AND EQUIPMENT

Leasehold improvements at cost	$145,872	$123,402
Less: Accumulated depreciation	33,858	28,879

	112,014	94,523

Motor Vehicles	37,770	37,770
Less: Accumulated Depreciation	15,290	12,292

	22,480	25,478

Office Furniture & Equipment	169,067	140,029
Less: Accumulated Depreciation	41,007	32,883

	128,060	107,146

Computer Hardware - at Cost	146,602	125,981
Less: Accumulated Depreciation	101,648	90,400

	44,954	35,581

Low Value Pooled Fixed Assets	71,524	65,745
Less: Accumulated Depreciation	53,239	47,425

	18,285	18,320

Computer Software at cost	147,068	129,529
Less: Accumulated Depreciation	92,716	79,705

	54,352	49,824

Total Property, Plant and Equipment, net	$380,145	$330,872

	December 31, 2005	June 30, 2005

4. INTANGIBLE ASSETS
Intellectual property	$6,007,944	$973,302
Goodwill	500,000	-
Accumulated amortization	(36,913)	-

Total Intangible Assets	$6,471,031	$973,302

	December 31, 2005	June 30, 2005
5. INTEREST BEARING LIABILITIES

Current, as of the period ended
Capitalized lease liability	$43,821	$38,005
Unsecured loan	-	106,680
	$43,821	$144,685

Non-current, due during the period ended:
Capitalized lease liability
2006	$47,495	$42,182
2007	16,676	34,093

Total non-current	$64,171	$76,275

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.40% to 11.4%. Obligations under the notes are secured by the financed assets included in property and equipment.

6. LEGAL PROCEEDINGS

As of December 31, 2005, there was no litigation pending or threatened by or against the Company or any of its subsidiaries except as follows:

On August 24, 2004, AMI Australia initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us, Dr. Ian Davies, Mr. Ryan’s partner, and a third company controlled by Dr. Davies (the “Defendants”) in the Federal Court of Australia. AMI Australia alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. AMI Australia obtained interim orders in late 2004. AMI Australia is seeking a permanent injunction restraining the Defendants from using its confidential information and intellectual property. AMI Australia is also seeking an as of yet unspecified amount of damages. All parties have recently completed discovery of documents and a number of subpoenas have been issued. The Defendants have denied the allegations.

On August 10, 2004, Bradley Joyce, AMI Australia’s former Chief Executive Officer filed a suit against AMI Australia in the Industrial Commission of NSW. Mr. Joyce alleges that his contract is unfair and seeks to have the Industrial Commission of NSW amend the contract to include a six month severance payment (which would be approximately AU$100,000). These proceedings are at an early stage and a compulsory conciliation conference did not resolve the claim. These proceedings were settled on August 24, 2005 with the proceedings being dismissed.

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claims that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. AMI Australia has denied the allegation and is vigorously defending this suit. ACCC is seeking corrective advertising for the alleged misleading and deceptive advertisements. The ACCC has not made any claim for damages. The hearing of the proceedings concluded on September 2, 2005 with a final judgment expected within during the first half of 2006.

On December 17, 2002, Alan Hibberd, a former patient, notified a claim against AMI Australia in accordance with the Personal Injuries Proceeding Act of 2002 (Qld). AMI Australia received the notification on April 5, 2004. Mr. Hibberd claims that we did not properly notify him of possible adverse effects of the medical procedure he underwent. Mr. Hibberd was seeking reimbursement of wages in the amount of AU$1,731 and presently unspecified damages for physical injuries. These proceedings were settled in full satisfaction of all claims and claims for contribution from Mr. Hibberd, the treating doctor and the supplying pharmacy on November 23, 2005.

7. LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

	As of December 31, 2005	As of December 31, 2004

Due during the period ended December 31:
2005		$540,147
2006	$350,454	385,930
2007	258,006	271,064
2008	181,925	169,365
2009	50,613	49,398

	$840,998	$1,415,904

Rent paid for the six months ended December 31, 2005 and 2004 was $591,700 and $324,267, respectively.

8. CONCENTRATION

Sales Markets - The Company’s revenue arises from Australian and New Zealand customers.

Suppliers - Although the Company has access to a variety of suppliers, the majority of the Company’s products that are obtained for resale are purchased from a limited number of suppliers.

9. SHARE EXCHANGE AGREEMENTS

On March 21, 2005 (the “Closing Date”), Advanced Medical Institute Inc. (a Nevada, USA company) (“AMI USA”) consummated the transactions contemplated by that certain Share Exchange Agreement dated as of January 28, 2005 (the “Exchange Agreement”) by and among AMI USA, Advanced Medical Institute Pty Limited (since renamed AMI Australia Holdings Pty Limited), a privately owned Australian company (“AMI Australia”), and AMI Australia’s shareholders, (the “Shareholders”), pursuant to which AMI USA acquired all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000 of AMI USA’s shares of common stock (the “Shares”) to the Shareholders. The issuance of AMI USA’s shares of common stock to the Shareholders was exempt from registration under the Securities Act of 1933, as amended (“Securities Act”) pursuant to Section 4(2) and Regulation S.

Following the Closing Date, AMI Australia became a wholly-owned subsidiary of AMI USA, and upon the issuance of the Shares, the Shareholders became the owners of approximately 58.4% of all of AMI USA’s then issued and outstanding stock.

On November 17, 2005 (the “Second Closing Date”), AMI USA consummated the transactions contemplated by that certain Share Exchange Agreement dated as of November 17, 2005 (the “Second Exchange Agreement”) by and among AMI USA, PE Patent Holdco Pty Limited, a privately owned Australian company (“PE”), and PE’s shareholders, (the “PE Shareholders”), pursuant to which AMI USA acquired all of the issued and outstanding shares of stock of PE in exchange for the issuance in the aggregate of 5,000,000 of AMI USA’s shares of common stock to the PE Shareholders. The issuance of AMI USA’s shares of common stock to the PE Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S.

As a result of the transaction, PE became a wholly-owned subsidiary of AMI USA, and upon the issuance of the Second Shares, the PE Shareholders became the owners of approximately 13.85% of all of AMI USA’s issued and outstanding stock.

	December 31, 2005	June 30, 2005	December 31, 2004
10. RELATED PARTY TRANSACTIONS
Advance Medical Solutions Pty. Ltd. (an AU co.)
Relationship: Under common management control (dissolved as of September 30, 2005)
Call center fees charged to the Company	-		$136,863
Customer service fees charged to the Company	-		$65,293

Jack Vaisman (an AU citizen)
Relationship: Director of the Company
Director salary from AMI Australia	$272,284		$36,693
Payable to this related party (including annual leave)	$1,927	$18,427

James Matthews (an AU citizen)
Relationship: Director of the subsidiary (Whygo)
Director salary	$30,296		-
Receivable from this related party	-	$36,591

Total Health Screening Pty. Ltd. (an AU co.)
Relationship: Affiliated with a director of the Company (Jack Vaisman was previously a director - he took over management in order to try to recover monies owed to AMI Australia)
Rental revenue received from this entity	$2,163		$7,676
Payable to this related party	-	$1,835

Zinalda Vaisman (an AU citizen)
Relationship: Jack Vaisman’s wife
Salary	$22,511		-

Dragon Enterprises Ltd.
Relationship: This entity owns 1,850,000 shares of the Company
Receivable from this related party	$33,633	$184,404

Total receivables due from related parties included in the Company’s statement of financial position was $33,633 and $220,995 as of December 31, 2005 and June 30, 2005, respectively.

Total accounts payable to related parties included in the Company’s statement of financial position was $1,927 and $20,262 as of December 31, 2005 and June 30, 2005, respectively.

Receivables from, and payables to, related parties are unsecured, interest-free and have no fixed repayment term.

11. CONTINGENT LIABILITY

A dispute with a previous telecommunication carrier over billing in the amount of $122,924 arose in 2002. Since the time that AMI Australia filed a counter claim of $550,904 against the carrier in 2003, no correspondence has been received, from the carrier. No settlement has been reached, but in the opinion of the Company’s directors, the $122,924 will not be paid. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12. INVESTING TRANSACTIONS

AMI Australia acquired 51% of the shares in Intelligent Medical Technologies Pty Ltd on October 28, 2004 for $666,214. On May 4, 2005 AMI Australia also purchased an additional 42% of Intelligent Medical Technologies Pty Ltd for $190,500, increasing its shareholding to 93% of IMT.

13. STOCK

On October 28, 2004, the officers and directors of the Company surrendered for cancellation 1,450,000 shares of common stock.

On November 8, 2004, the Company issued a stock dividend of 15 shares for each share outstanding on November 8, 2004.

All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

On May 25, 2005, the Company’s Articles of Incorporation were amended to increase the number of authorized shares of the capital stock of the Company to 100,000,000. The Company designated 90,000,000 shares as Common Stock and 10,000,000 shares as Preferred Stock.

On June 29, 2005, the Company entered into a subscription agreement with certain non-U.S. persons pursuant to which the Company issued an aggregate of 6,122,450 shares of common stock for aggregate gross proceeds of $762,000.

On November 17, 2005, the Company entered into a share exchange agreement with PE Patent Holdco Pty Limited (“PE”), pursuant to which the Company acquired all of the issued and outstanding shares of stock of PE in exchange for the issuance in the aggregate of 5,000,000, or 13.85%, of the Company’s issued shares of Common Stock to the shareholders of PE.

All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

14. OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2005 and June 30, 2004 and 2005, and are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at June 30, 2004	$(54,904)	$(54,904)
Change for fiscal 2005	(118,503)	(118,503)
Balance at June 30, 2005	(173,407)	(173,407)
Change for six months ended December 31, 2005	7,415	7,415
Balance at December 31, 2005	$(165,992)	$(165,992)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2005.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis or plan of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS - We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s ability to pay for our services, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer’s credit history with the Company before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. All goodwill will no longer be amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives will be evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment analysis is performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

NATURE OF THE OPERATIONS OF THE COMPANY

NATURE OF BUSINESS

We were incorporated under the name of Hawksdale Financial Visions, Inc. (sometimes the “Company”) on December 6, 1996 under the laws of the State of Nevada. We originally had intended to time share a single family dwelling house in the Rum Cay area of the Bahamas, offering a one-twelfth fractional interest. As at March 31, 1997, all funds raised by the sale of shares of $.001 par value common stock (“Common Stock”) in order to fulfill our initial objective had been expended and we, thereafter, become dormant. From March 31, 1997 until January 28, 2005, we were in the developmental stage and had no operations and we could be defined as a “shell” company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents.

On October 1, 2004, we formed a corporation under the laws of the State of Nevada called “Advanced Medical Institute Inc.” and on October 5, 2004, we acquired one hundred shares of its common stock for cash. On October 15, 2004, the subsidiary was merged with and into the Company and as a result of the merger, the Company’s corporate name was changed to “Advanced Medical Institute Inc.”

On January 28, 2005, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Advanced Medical Institute Pty Limited (since renamed AMI Australia Holdings Pty Limited), a privately owned Australian company (“AMI Australia”), and AMI Australia’s shareholders, (the “Shareholders”), pursuant to which the parties agreed that we would acquire all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000, or 58.4%, of our then issued shares of Common Stock (the “Shares”) to the Shareholders. On March 21, 2005, we closed the transaction and issued our Shares, resulting in us acquiring the business of AMI Australia (the “Share Exchange”), which is discussed below. As used herein, the “Company” shall also mean AMI Australia after the close of the Share Exchange when used for events after March 21, 2005, described herein.

On November 17, 2005, (the “Second Closing Date”), we into a Share Exchange Agreement (the “Second Exchange Agreement”) with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE”), and PE’s shareholders, (the “PE Shareholders”), pursuant to which we acquired all of the issued and outstanding shares of stock of PE in exchange for the issuance in the aggregate of 5,000,000 of our Shares the PE Shareholders. The issuance of our shares of common stock to the PE Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S. As used herein, the “Company” shall also mean PE after the Second Closing Date when used for events after November 17, 2005, described herein.

On November 22, 2005, Advanced Medical Institute Pty Limited was renamed AMI Australia Holdings Pty Limited and a new wholly owned subsidiary of this entity was incorporated under the name Advanced Medical Institute Pty Limited.

General Business Plan

AMI Australia was established in February 2001 when it entered into an agreement with Health Services For Men and Australian Momentum Health to acquire two chains of medical clinics and sales offices which provide services relating to the treatment of sexual dysfunction. AMI Australia currently operates 21 locations throughout Australia and New Zealand. For the second quarter ended December 31, 2005, AMI Australia’s revenue was approximately $7.5 million (AUD$10 million).

AMI Australia is a service provider company which arranges for patients to be provided with medical services, pharmaceuticals and associated clinical support services to men and women with sexual dysfunction. Its treatment program options for men include:

(a) injections, lozenges, tablets and nasal spray program options for the treatment of erectile dysfunction; and

(b) injections, lozenges and nasal spray program options for the treatment of premature ejaculation.

AMI Australia is currently developing and trialing menopause treatments for women. Less than 1% of AMI Australia’s total revenue is generated from treatments for women.

AMI Australia’s efforts to penetrate the market for its premature ejaculation treatment programs has expanded our revenue base. Prior to this time, AMI Australia did not directly advertise or market its premature ejaculation treatment programs, the sole focus had been on the erectile dysfunction market. AMI Australia’s erectile dysfunction treatment programs predominantly focus on men aged 40 and over whereas AMI Australia’s premature ejaculation treatment programs are targeted at a broader market (men aged 18 and over). AMI Australia changed its marketing focus during fiscal 2005 to target the broader market for its premature ejaculation treatment programs while continuing to offer and separately market erectile dysfunction treatment programs.

Each of AMI Australia’s treatment programs are prescribed by licensed Australian and New Zealand doctors and prepared and delivered by an Australian or a New Zealand registered compounding pharmacy in full compliance with Australian and New Zealand regulatory requirements. AMI Australia’s products and services are only available by prescription and are sold on an “off-label” basis. AMI Australia’s treatment programs are generally available in the same manner through either its medical clinics and sales offices or through its over-the-phone sales and marketing program.

Since August 1, 2003, AMI Australia has used in its business certain of the intellectual property that since July 2005 has been orally licensed from PE Patent Holdco Pty Limited on a short-term royalty free arrangement, which entity is now a wholly owned subsidiary of AMI Australia. This intellectual property consists solely of an Australian innovation patent for its premature ejaculation treatment programs (Australian Innovation Patent No. 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

The Australian innovation patent was issued to Dr. Jack Vaisman, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company and the Founder, President and Chief Executive Officer of AMI Australia, who on July 22, 2005 subsequently transferred the patent to PE Patent Holdco Pty Limited. The development of the intellectual property underlying the patents was undertaken and funded by Dr. Vaisman. The innovation patent, titled “Treatment of Premature Ejaculation” relates to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia’s treatment programs for premature ejaculation. The patents and associated formulations are integral to AMI Australia’s premature ejaculation treatment programs. AMI Australia’s nasal spray, injection, lozenge and tablet impotence and erectile dysfunction treatment programs are not patent protected.

AMI Australia obtains customers through direct advertising and marketing and through its existing customer database which exceeds 250,000 people.

AMI Australia is also in the process of developing new treatment programs to expand the range of methods and delivery systems available to its customers.

Each of the individual medications used in our formulations are fully approved by the Australian Therapeutic Goods Administration (“TGA”) and the New Zealand Medicines and Medical Devices Safety Authority (“NZ DSA”). Our formulations have not been subject to a clinical trial program and have not been approved for use by the TGA or NZ DSA for over the counter sale, but may lawfully be prescribed by accredited medical practitioners on an individual prescription basis in Australia and New Zealand.

As part of its treatment programs, AVMD arranges for a fully licensed Australian or New Zealand pharmacy to fill its patients’ individual prescriptions and supply medications to those patients.

AMI Australia’s 93% owned subsidiary, Intelligent Medical Technologies Pty Limited (“IMT”) was granted the exclusive worldwide right and license from Sheiman Ultasonic Research Foundation Pty Limited (“SURF”) to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology (including Australian Patent No’s 693064 and 753817, European Patent No’s 0 705 145 and 1 071 479 and US Patent No’s 5,908,158 and 6,379,616) within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023. IMT’s license is a broad based license which includes the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also has the option to extend its field of use to the treatment of prostate diseases on payment of AU$1. IMT applied for 4 worldwide patents relating to its ultrasonic nebulizer device in July 2005 and applied for 3 additional worldwide patents relating to its device in February 2006. Anantoly Fanshil, a director of the Company, owns 5% of the outstanding equity of IMT.

IMT acquired its license in order to develop an ultrasonic nebulizer to deliver medications to patients’ lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment program option and will reduce dosage levels and the likelihood of side effects.

IMT has completed development of 5 working prototypes of its nebulizer device.

Additional prototypes, which incorporate various improvements to the functionality and efficiency of the device (the “Beta Devices”), are scheduled for completion during February 2006.

IMT has received advice from Brandwood Biomed Pty Limited (an Australian regulatory expert on TGA requirements) that it does not need to conduct clinical trials to list its device with the TGA and it expects to complete and file its listing application this financial year.

IMT intends to commence a phase I pharmacokinetic clinical trial of a liquid form of a well known medication for the treatment of erectile dysfunction which is capable of being delivered through the device in order to formally prove the efficacy of the device at a conceptual level during this financial year. IMT has begun its preparation to commence these trials at the direction of and under analysis by Q-Pharm, the commercial arm of a leading Australian university. IMT estimates the cost of this clinical trial to be in the order of $180,000

IMT has been spending a large portion of its capital on research and development activities with financial support from AMI Australia (AUD$379,000 during fiscal 2005 being approximately USD$284,000, and AUD$102,000 during the six months ended December 31, 2005 being approximately USD$77,000). AMI Australia’s loan to IMT is on an unsecured, at-call interest free basis. Such loan is an on demand loan and may be called by AMI Australia at any time. IMT has compiled a team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights of the technology for sexual dysfunction treatments. IMT is entitled to use any innovations developed by it as a result of its research and development in connection with its nebulizer device. As of December 31, 2005, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

Competition

We compete with rival treatments such as Viagra, Cialis and Levitra in the erectile dysfunction field. AMI Australia does not currently have any known competitors in the premature ejaculation market.

Companies of all sizes are engaged in the development and commercialization of technologies in the erectile dysfunction and premature ejaculation market segments. Currently, no known alternate premature ejaculation technology similar to ours has been commercialized. Competition is intense in the erectile dysfunction segment of our business and includes many large and small competitors who have greater revenue, more customers and a higher level brand recognition than AMI Australia. The efficacy, safety, patients’ and customers’ ease of use and cost effectiveness of our products are important factors for success in our principal businesses. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have patents or other rights that conflict with patents covering our technologies.

Subsidiaries of AMI Australia

AMI Australia’s subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco Pty Limited, Women’s Health Foundation Pty Limited, Advanced Medical Institute (NZ) Limited, IMT and Whygo Video Conferencing Pty Ltd (“Whygo”).

Details of PE Patent Holdco are set forth in the General Business Description above.

Details of IMT are set forth in the General Business Description above.

Women’s Health Foundation Pty Limited (“WHF”) conducts a business of providing menopause treatment programs to women. WHF contributes less than 1% of AMI Australia’s consolidated revenue and AMI Australia holds all of the shares in WHF. WHF was formed on September 29, 2005.

Advanced Medical Institute (NZ) Limited (“AMI NZ”) conducts the group’s business in New Zealand. AMI NZ contributes less than 1% of AMI Australia’s consolidated revenue and AMI Australia holds all of the shares in AMI NZ. AMI NZ was formed on October 13, 2005.

AMI Australia holds 50% of the outstanding shares of Whygo. Whygo provides video conferencing services, which facilitates its client by providing video conferencing rooms across Australia and around the world. Whygo uses some of AMI Australia clinic facilities and pays room hire fees for the usage. In those locations where AMI Australia does not have locations, Whygo uses other facilities. James Matthews, a director of Whygo holds the remaining 50% of the outstanding shares of Whygo.

Whygo owns proprietary scheduling software, which allows its corporate partners to login and book rooms anywhere around the world. The source of Whygo’s income is derived from video conferencing rooms to its corporate partners through AMI Australia and its other channeling partners.

Staff

As of December 31, 2005, AMI Australia had a total staff of approximately 197 people, of which 134 are full-time and 63 are part-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. Of the 197 people, AMI Australia’s staff includes 26 consultants and 47 licensed medical personnel. None of the Company’s employees are members of a union or labor organization.

None of AMI Australia’s subsidiaries have any employees except Whygo which has three full-time employees and one part-time employee.

AMI Australia’s core staff include:

DR. JACOV (JACK) VAISMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR - Dr. Vaisman has served as the Company’s Chief Executive Officer and as a Director since March 21, 2005. Dr. Vaisman is a pioneer in the sexual dysfunction business in Australia. Since 2001, he has served as the managing director and chief executive officer of AMI Australia. He is responsible for the overall management and strategic direction of AMI Australia’s impotency operations. Dr. Vaisman is also currently a consultant to and shareholder in Yayasan On Clinic, which operates a similar business in Indonesia. From 1993 through 2001, Dr. Vaisman was the founder and director of On Clinic International in Australia. The holder of a Bachelor of Medicine, a Master of Gynecology and a PhD in Medical Science, Dr. Vaisman has more than 35 years of experience and expertise in the field of sexual health care provision and was recently granted an innovation patent in the field of premature ejaculation treatment by the Australian patent office.

DILIP SHRESTHA, CHIEF FINANCIAL OFFICER - Mr. Shrestha was appointed as the Company’s Chief Financial Officer on April 7, 2005. Mr. Shrestha has also served as the chief financial officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Shrestha was the Financial Controller of AMI Australia. Prior to that he was an Assistant Accountant with Australian Momentum Health Pty Ltd, a position he held from 1999 until 2001. Mr. Shrestha holds a Bachelor of Business Accounting, Master of E-Commerce and a Graduate Diploma of Information System and E-Commerce.

FORHAD (TONY) KHAN, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR - Mr. Khan has served as the Company’s Executive Vice President since July 30, 2005, he has been the Company’s Secretary and a Director since March 21, 2005. Mr. Khan also served as the chief operating officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Khan was the General Manager of AMI Australia. Prior to joining AMI Australia, Mr. Khan was the Director and sole operator of Australian Momentum Health (“AMH”), one of two medical establishments leading in providing impotency treatment in Australia. Mr. Khan was Sales Manager and then Operations Manager for On Clinic International prior to establishing AMH. Mr. Khan holds a Masters degree in Commerce and Accounting and has been involved in the industry for over 10 years.

Currency Conversion

As of December 31, 2005 and 2004, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.7301) as of December 31, 2005, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Three months ended December 31,		Six months ended December 31,
	2005	2004	2005	2004
Revenue	100%	100%	100%	100%
Cost of Revenue	21.8%	35.6%	28.1%	33.0%
Gross Profit	78.2%	64.4%	71.9%	67.0%
General and administrative expenses	61.1%	63.1%	64.3%	63.0%
Other income and expenses	0.1%	(3.6%)	0.1%	1.5%
Income before income tax	17.2%	(2.3%)	7.7%	5.5%
Income tax expenses	6.0%	0.7%	2.5%	1.6%
Net Income	11.2%	(1.6%)	5.2%	3.9%

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had total liabilities of $6,911,523 including unearned revenue of $3,355,970 and we had a positive net worth of $6,965,089. As of September 30, 2005, we had total liabilities of $6,021,595 including unearned revenue of $3,087,472 and we had a positive net worth of $573,927. As of June 30, 2005, we had total liabilities of $4,149,690 including unearned revenue of $1,803,044 and a positive net worth of $799,801.

Our bank balances as of December 31, 2005 were $865,605. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. As set out previously, we are considering further expansion of our business offshore. If we expand our business in this manner we may need to raise additional debt or equity funding in order to undertake any such expansion. However, there can be no assurance that we can or will obtain sufficient funds from operations or from additional financings on terms acceptable to us. If we are unable to obtain sufficient additional financing, we may not be able to expand our operations as proposed or we could be required to reduce spending and operations.

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2004

REVENUE. Revenue was $12,605,708 in the six months ended December 31, 2005 compared to $6,111,748 in the six months ended December 31, 2004 an increase of $6,493,960 or 106.3%. The increase in revenue in the six-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the six months ended December 31, 2005 than in the same period in 2004.

We recognize all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, our unearned revenue (or forward sales) during the six months ending December 31, 2005 increased by $1,552,926 to $3,355,970 compared to a decrease of $(6,637) to $1,598,101 during the six months ending December 31, 2004.

The increase in revenue and unearned revenue in the six-month period is primarily attributable to an increase in advertising and more targeting of our advertising, resulting in an increase in revenue generated from AMI Australia’s Premature Ejaculation (PE) treatment programs and AMI Australia’s Erectile Dysfunction (ED) treatment programs. Revenue in AMI Australia’s PE treatment programs has increased by 207% and revenue in AMI Australia’s ED treatment programs has increased by 25% in the six months ending December 31, 2005, compared to the six months ending December 31, 2004. The number of patients in AMI Australia’s PE and ED treatment programs increased by 262% and 25% respectively compared to the six months ending December 31, 2004.

COST OF REVENUE. Cost of revenue increased to $3,547,042 in the six months ended December 31, 2005 compared to $2,017,361 in the six months ended December 31, 2004 as a result of an increase in the number of staff employed by AMI Australia, which additional staff were needed to service and sell the additional PE and ED treatment programs sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 28.1% in the six months ended December 31, 2005 compared to 33.0% in the six months ended December 31, 2004. Gross profit was $9,058,666 in the six months ended December 31, 2005 compared to $4,094,387 in the six months ended December 31, 2004. As a percentage of revenue, gross profit increased to 71.9% in the six months ended December 31, 2005 from 67.0% in the six months ended December 31, 2004. The 4.9% increase in the gross profit percentage is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $8,107,459 in the six months ended December 31, 2005 compared to $3,847,737 in the six months ended December 31, 2004. As a percentage of revenue, selling, general and administrative expenses increased to 64.3% in the six months ended December 31, 2005 from 63.0% in the six months ended December 31, 2004. The 1.3% increase as a percentage of revenue was related to AMI Australia being required to recognize all expenses relating to the sale of the increased number of treatment programs upfront while being unable to recognize unearned revenue or forward sales resulting from those expenses in the current period and also related to additional legal and accounting expenses incurred as a result of our U.S. securities law compliance requirements.

OTHER INCOME AND EXPENSES. Other income and expenses were $19,586 in the six months ended December 31, 2005 compared to $89,928 in the six months ended December 31, 2004. As a percentage of revenues, other income and expenses decreased to 0.1% in the six months ended December 31, 2005 from 1.5% in the six months ended December 31, 2004. The decrease is due to no provision of doubtful debts being written back during the six months ended December 31, 2005.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Income before income tax was $970,793 in the six months ended December 31, 2005 compared to $336,578 in the six months ended December 31, 2004. This increase was attributable to the increase in revenue when compared with an increased percentage of costs and expenses during the six months ended December 31, 2005. The increase is also attributable to an increase in our product recognition and recognition of the “AMI” name in Australia.

Income tax expenses were $311,935 in the six months ended December 31, 2005 compared to $100,973 in the six months ended December 31, 2004. This increase is attributable to the increase in income during the six months ended December 31, 2005.

NET INCOME. Net income was $657,873 in the six months ended December 31, 2005 compared to $235,605 in the six months ended December 31, 2004. This increase is attributable to the reasons set forth above related to the increase in the gross profit percentage. The growth in revenue is greater than the growth in variable costs (such as cost of revenue) necessary to service the treatment programs resulting from that increased revenue. Moreover, the growth in fixed costs is either smaller than the growth in revenues or is remaining constant.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

REVENUE. Revenue was $7,511,008 in the three months ended December 31, 2005 compared to $3,278,932 in the three months ended December 31, 2004, an increase of $4,232,076 or 129.1%.

The Company recognizes all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, the Company’s unearned revenue (or forward sales) in the three months ending December 31, 2005 increased by $268,498 to $3,355,970 compared to an increase of $160,060 to $1,598,101 in the three months ending December 31, 2004. The gross increase in unearned revenue from the quarter ended December 31, 2004 to the quarter ended December 31, 2005 was $108,438, or an increase of 67.7%.

The increase in revenue and unearned revenue in the three-month period is primarily attributable to an increase in advertising and improved targeting of our advertising, resulting in an increase in revenue generated from AMI Australia’s Premature Ejaculation (PE) treatment programs and AMI Australia’s Erectile Dysfunction (ED) treatment programs. Revenue in AMI Australia’s PE treatment programs has increased by 278% and revenue in AMI Australia’s ED treatment programs has increased by 75% in the three months ending December 31, 2005, compared to the three months ending December 31, 2004. The number of patients in AMI Australia’s PE and ED treatment programs increased by 388% and 83% respectively compared to the quarter ending December 31, 2004.

COST OF REVENUE. Cost of revenue was $1,636,528 in the three months ended December 31, 2005 compared to $1,167,577 in the three months ended December 31, 2004 primarily as a result of growth in AMI Australia’s PE and ED treatment programs during the three months ended December 31, 2005. As a percentage of revenue, cost of revenue was 21.8% in the three months ended December 31, 2005 compared to 35.6% in the three months ended December 31, 2004. The decrease in the cost of revenue percentage by 13.8% is attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

GROSS PROFIT. Gross profit was $5,874,480 in the three months ended December 31, 2005 compared to $2,111,355 in the three months ended December 31, 2004. As a percentage of revenue, gross profit increased to 78.2% in the three months ended December 31, 2005 from 64.4% in the three months ended December 31, 2004. The 13.8% increase in the gross profit percentage is primarily attributable to the growth in AMI Australia’s revenue from the increased sale of PE and ED treatment programs exceeding the growth in expenses needed to service those sales. Variable expenses (such as employee costs and advertising expenses) grew at a lower percentage than the growth in revenue while fixed costs (such as rent, insurance and certain head office expenses) remained constant or grew by a small percentage.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $4,589,457 in the three months ended December 31, 2005 compared to $2,067,570 in the three months ended December 31, 2004. As a percentage of revenue, selling, general and administrative expenses decreased to 61.1% in the three months ended December 31, 2005 from 63.1% in the three months ended December 31, 2004. The decrease is primarily due to the increase in revenue during the three months ended December 31, 2005 exceeding the growth in staff expenses (predominantly wages) in the same period. In addition, our advertising targeting was more focused and the increased recognition of the “AMI” name contributed to lower selling, general and administrative expenses.

OTHER INCOME AND EXPENSES. Other income and expenses were $4,829 in the three months ended December 31, 2005 compared to $(119,043) in the three months ended December 31, 2004. As a percentage of revenue, other income and expenses increased to 0.1% in the three months ended December 31, 2005 from (3.6%) in the three months ended December 31, 2004. The increase is due to no provision of doubtful debts during the three months ended December 31, 2005.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income before income tax was $1,289,852 in the three months ended December 31, 2005 compared to $(75,258) in the three months ended December 31, 2004. This increase was attributable to the increase in revenue during the three months ended December 31, 2005 exceeding the increase in advertising and staff costs in the corresponding period.

Income tax expenses were $439,408 in the three months ended December 31, 2005 compared to $(22,577) in the three months ended December 31, 2004. This increase is attributable to the increase in net income during the three months ended December 31, 2005.

NET INCOME. Net income was $850,444 in the three months ended December 31, 2005 compared to $(52,681) in the three months ended December 31, 2004 before outside equity interests. This increase is attributable to the reasons set forth above. Net income attributable to outside equity interests was $5,512 in the three months ended December 31, 2005 compared to $0 in the three months ended December 31, 2004. The increase is because AMI Australia did not have any subsidiaries during the three months ended December 31, 2004. Net income attributable to the members of parent entity was $844,932 in the three months ended December 31, 2005 compared to $(52,681) in the three months ended December 31, 2004. The reasons for the increase are the same as the increase in net income.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of the Company’s management, including our principal executive officer and the principal accounting officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, the Company’s principal executive officer and principal accounting officer concluded as of the Evaluation Date that the Company’s disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As of December 31, 2005, there was no litigation pending or threatened by or against the Company or any of its subsidiaries except as follows:

On August 24, 2004, AMI Australia initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us, Dr. Ian Davies, Mr. Ryan’s partner, and a third company controlled by Dr. Davies (the “Defendants”) in the Federal Court of Australia. AMI Australia alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. AMI Australia obtained interim orders in late 2004. AMI Australia is seeking a permanent injunction restraining the Defendants from using its confidential information and intellectual property. AMI Australia is also seeking an as of yet unspecified amount of damages. All parties have recently completed discovery of documents and a number of subpoenas have been issued. The Defendants have denied the allegations.

On August 10, 2004, Bradley Joyce, AMI Australia’s former Chief Executive Officer filed a suit against AMI Australia in the Industrial Commission of NSW. Mr. Joyce alleges that his contract is unfair and seeks to have the Industrial Commission of NSW amend the contract to include a six month severance payment (which would be approximately AU$100,000). These proceedings are at an early stage and a compulsory conciliation conference did not resolve the claim. These proceedings were settled on August 24, 2005 with the proceedings being dismissed.

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claims that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. AMI Australia has denied the allegation and is vigorously defending this suit. ACCC is seeking corrective advertising for the alleged misleading and deceptive advertisements. The ACCC has not made any claim for damages. The hearing of the proceedings concluded on September 2, 2005 with a final judgment expected during the first half of 2006.

On August 10, 2004, Bradley Joyce, AMI Australia’s former Chief Executive Officer filed a suit against AMI Australia in the Industrial Commission of NSW. Mr. Joyce alleged that his contract was unfair and sought to have the Industrial Commission of NSW amend the contract to include a six month severance payment (which would be approximately AU$100,000). AMI Australia has denied the allegations and is vigorously defending this suit.

On December 17, 2002, Alan Hibberd, a former patient, notified a claim against AMI Australia in accordance with the Personal Injuries Proceeding Act of 2002 (Qld). AMI Australia received the notification on April 5, 2004. Mr. Hibberd claims that we did not properly notify him of possible adverse effects of the medical procedure he underwent. Mr. Hibberd was seeking reimbursement of wages in the amount of AU$1,731 and presently unspecified damages for physical injuries. These proceedings were settled in full satisfaction of all claims and claims for contribution from Mr. Hibberd, the treating doctor and the supplying pharmacy on November 23, 2005.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL INSTITUTE INC.

Date: February 13, 2006	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: February 13, 2006	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer