Form 10QSB
period 2006-03-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2006-05-11
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-QSB

/X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

There were 37,382,450 shares of the Issuer’s common stock outstanding on May 11, 2006.

Transitional Small Business Disclosure Format (check one): YES / / NO / X /

i

ii

PART I  - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	March 31, 2006 (unaudited)	June 30, 2005

ASSETS

CURRENT ASSETS
Cash and Cash equivalents	$1,029,061	$295,961
Accounts Receivable, net	8,077,348	2,812,704
Inventory	148,137	228,163

TOTAL CURRENT ASSETS	9,254,546	3,336,828

NON-CURRENT ASSETS
Receivables due from related parties	33,633	220,995
Security deposits	98,006	87,494
Property and equipment, net	506,908	330,872
Intangible assets	6,152,544	973,302

TOTAL NON-CURRENT ASSETS	6,791,091	1,612,663

TOTAL ASSETS	$16,045,637	$4,949,491

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Unearned revenue	$3,665,916	$1,803,044
Payables	3,329,995	1,802,246
Payables due to related parties	—	1,835
Notes payable	61,722	144,685
Provisions for compensated absences	164,573	190,685
Income taxes payable	247,790	108,097

TOTAL CURRENT LIABILITIES	7,469,996	4,050,592

NON-CURRENT LIABILITIES
Payables due to related parties	13,745	18,427
Rental deposit received	3,715	3,981
Notes payable, net of current portion	83,503	76,275
Deferred tax liabilities	532,650	415
Minority interests	4,039	—

TOTAL NON-CURRENT LIABILITIES	637,652	99,098

TOTAL LIABILITIES	8,107,648	4,149,690

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
36,122,450 and 31,122,450 issued and outstanding, respectively	36,122	31,122
Additional paid in capital	6,277,805	782,805
Other comprehensive income (loss)	(403,509)	(173,407)
Retained earnings	2,027,571	159,281

TOTAL STOCKHOLDERS’ EQUITY	7,937,989	799,801

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,045,637	$4,949,491

The accompanying notes are an integral part of these financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	March 31, 2006 (unaudited)	March 31, 2005 (unaudited)	March 31, 2006 (unaudited)	March 31, 2005 (unaudited)

NET REVENUE	$9,150,703	$3,454,762	$21,756,411	$9,546,871

COST OF REVENUE	2,242,042	1,107,700	5,789,084	3,174,243

GROSS PROFIT	6,908,661	2,347,062	15,967,327	6,372,628

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,177,799	2,219,732	13,285,258	5,953,662

INCOME FROM OPERATIONS	1,730,862	127,330	2,682,069	418,966

OTHER INCOME AND EXPENSE
Rental income	(3,720)	52,307	11,996	60,170
Bank interest	12,706	1,812	17,123	6,067
Sundry income	10,275	—	10,969	—
Provision for doubtful debt written back	—	15,035	—	15,035
Interest expense	7	(7,332)	(1,234)	(19,795)

TOTAL OTHER INCOME AND (EXPENSE)	19,268	61,822	38,854	61,477

NET INCOME (before income tax expense)	1,750,130	189,152	2,720,923	480,443

INCOME TAX EXPENSE	(523,001)	(131,559)	(834,936)	(131,559)

NET INCOME (before minority interest)	1,227,129	57,593	1,885,987	348,884

MINORITY INTEREST	(16,712)	—	(17,697)	—

NET INCOME	$1,210,417	$57,593	$1,868,290	$348,884

Net income per share, basic and fully diluted	$0.034	$0.002	$0.056	$0.017

Weighted average number of shares, basic and fully diluted	36,122,450	25,000,000	33,603,931	20,377,778

The accompanying notes are an integral part of these financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	March 31, 2006 (unaudited)	March 31, 2005 (unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$17,417,343	$9,119,852
Interest Received	17,123	1,812
Payment to Suppliers & Employees	(16,512,732)	(8,728,555)

Net cash provided by operating activities	921,734	393,109

Cash Flows from Investing Activities

Proceeds from Sale of Plant & Equipment	434	2,686
Payment for Property, Plant & Equipment	(113,613)	(30,198)
Payment for Intellectual Properties	(40,864)	—
Payment for security deposit	(17,224)	(290)

Net cash used in investing activities	(171,267)	(27,802)

Cash Flows From Financing Activities
Collection of Note Receivable	150,771	—
Interest & Other Finance costs paid	(1,234)	(19,795)
Proceeds from Borrowings	—	225,525
Repayment from (Loans to) related entities	24,740	(475,373)
Repayment of Borrowings	(131,337)	(19,988)

Net cash provided by (used in) financing activities	42,940	(289,631)

Net increase in cash held	793,407	75,676
Effect of exchange rate on cash	(60,307)	21,877
Cash at beginning of Financial Year	295,961	172,984

Cash and cash equivalents at end of period	$1,029,061	$270,537

The accompanying notes are an integral part of these financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended
	March 31, 2006 (unaudited)	March 31, 2005 (unaudited)

Reconciliation of Cash & Cash Equivalents

Cash at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash & Cash Equivalents	$1,029,061	$270,537

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income	$1,885,987	$348,884

Non-Cash Flows in Profit from Ordinary Activities
Loss on sale of non-current assets	—	65
Depreciation	187,547	72,168
Provision for doubtful accounts	894,811	14,127

Cash Flows in Profit from Financing Activities
Interest & Other Finance costs paid	1,234	19,795

Changes in Assets and Liabilities
Decrease in inventories	68,141	—
Increase in receivables	(6,632,776)	(136,675)
Increase (Decrease) in unearned revenue	2,087,245	(508,291)
Increase in payables	1,728,896	322,997
Decrease in provisions for compensated absences	(14,048)	—
Increase in deferred tax liabilities	560,088	—
Increase in income tax payable	154,609	131,559
Decrease in foreign currency exchange rate	—	128,480

Cash Flows Provided by Operating Activities	$921,734	$393,109

Supplemental Cash Flow Disclosures:
Interest paid	$1,234	$19,795

Income tax paid	$129,280	$86,891

Non-Cash Investing/Financing Activities:
Stock issued in acquisition	$5,500,000	—

The accompanying notes are an integral part of these financial statements

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional	Other	Retained
	Common Stock		Paid-In	Comprehensive	Earnings
	Shares	Amount	Capital	Income	(Deficit)	Total

Balance June 30, 2004	25,000,000	$25,000	$(6,074)	$(54,904)	$(839,874)	$(875,852)
Issuance of stock	6,122,450	6,122	755,878	—	—	762,000
Recapitalization as result of merger	—	—	33,001	—	—	33,001
Other comprehensive income	—	—	—	(118,503)	—	(118,503)
Net income, June 30, 2005	—	—	—	—	999,155	999,155

Balance June 30, 2005	31,122,450	31,122	782,805	(173,407)	159,281	799,801
Issuance of stock (unaudited)	5,000,000	5,000	5,495,000	—	—	5,500,000
Other comprehensive income (unaudited)	—	—	—	(230,102)	—	(230,102)
Net income, March 31, 2006 (unaudited)	—	—	—	—	1,868,290	1,868,290

Balance March 31, 2006 (unaudited)	36,122,450	$36,122	$6,277,805	$(403,509)	$2,027,571	$7,937,989

The accompanying notes are an integral part of these financial statements

ADVANCED MEDICAL INSTITUTE, INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

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

AMI Australia is a company limited by shares, incorporated and domiciled in Australia. The principal activity of AMI Australia is the medical treatment of sexual dysfunction in Australia and New Zealand. AMI Australia is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMI Australia operates a centralized call center and twenty-two clinics and sales offices throughout Australia and New Zealand. The clinics and sales offices are located at:

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
Wollongong, Regional New South Wales

Queensland
Chermside, North Brisbane, Queensland
Upper Mt Gravatt, South Brisbane, Queensland
Bundall, Gold Coast, Queensland
Cairns, Regional Queensland
Townsville, Regional Queensland

South Australia
Adelaide, South Australia

1.  NATURE OF BUSINESS (Continued)

Victoria
St Kilda, Melbourne, Victoria
Box Hill, Melbourne, Victoria
Dandenong, Melbourne, Victoria

Western Australia
Perth, Western Australia (2 clinics)

New Zealand
Auckland, North Island, New Zealand

On November 17, 2005, AMI Australia acquired 100% of the outstanding shares of PE Patent Holdco Pty Limited (“PE”) in exchange for 5 million shares of the Company valued at $1.10 per share. PE’s assets comprise an Australian innovation patent (Australian Innovation Patent No 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

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

PE Patent Holdco Pty Limited (“PE”) licenses intellectual property to AMI Australia on a short-term royalty free arrangement. This intellectual property consists solely of an Australian innovation patent for its premature ejaculation programs (Australian Innovation Patent No 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

On April 18, 2006, the Company acquired the remaining 7% of Intelligent Medical Technologies Pty Limited (“IMT”) which was previously held by third parties in exchange for 1.26 million shares of the Company. These shares were subsequently transferred by the Company to AMI Australia. As of March 31, 2006, the Company owned 93% of IMT.

IMT was granted the exclusive worldwide right and license from Sheiman Ultasonic Research Foundation Pty Limited (“SURF”) to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023. IMT’s license is a broad based license which includes the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also has the option to extend its field of use to the treatment of prostate diseases on payment of AU$1. IMT applied for 4 worldwide patents relating to its ultrasonic nebulizer device in July 2005 and applied for 3 further worldwide patents relating to its device on February 10, 2006.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AMI Australia Holdings Pty Limited, and its direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”), Women’s Health Foundation Pty Limited (“WHF”), its 93% owned subsidiary Intelligent Medical Technologies Pty Ltd (“IMT”) and its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Foreign Currency

As of March 31, 2006 and March 31, 2005, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

As of March 31, 2006, June 30, 2005 and March 31, 2005 the exchange rate between AUD and the USD was AUD$1=USD$0.7110, AUD$1=USD$0.7620 and AUD$1=USD$0.77019, respectively. The weighted-average rate of exchange between AUD and USD was AUD$1=USD$0.74817, AUD$1=USD$0.75581 and AUD$1=USD$0.75175, respectively.

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

	March 31, 2006 (unaudited)	June 30, 2005

3. PROPERTY, PLANT AND EQUIPMENT

Leasehold improvements at cost	$178,919	$123,402
Less: Accumulated depreciation	37,578	28,879

	141,341	94,523

Motor Vehicles	42,162	37,770
Less: Accumulated Depreciation	16,403	12,292

	25,759	25,478

Office Furniture & Equipment	196,049	140,029
Less: Accumulated Depreciation	47,009	32,883

	149,040	107,146

Computer Hardware - at Cost	215,998	125,981
Less: Accumulated Depreciation	117,812	90,400

	98,186	35,581

Low Value Pooled Fixed Assets	90,406	65,745
Less: Accumulated Depreciation	61,318	47,425

	29,088	18,320

Computer Software at cost	166,121	129,529
Less: Accumulated Depreciation	102,627	79,705

	63,494	49,824

Total Property, Plant and Equipment, net	$506,908	$330,872

	March 31, 2006 (unaudited)	June 30, 2005

4. INTANGIBLE ASSETS
Intellectual property	$5,642,118	$973,302
Goodwill	616,612	—
Accumulated amortization	(106,186)	—

Total Intangible Assets	$6,152,544	$973,302

The table below provides information of our expected amortization expense for the twelve months ending on:
March 31, 2007	268,456	—
March 31, 2008	268,456	—
March 31, 2009	268,456	—
March 31, 2010	268,456	—
March 31, 2011	268,456	—
Years thereafter	3,657,720	—

	$5,000,000	—

Intangible assets consist of capitalized costs, such as legal fees and application fees, for patents and trademarks internally developed and the actual cost of purchased intangible assets, mainly consisting of patents directly used in our business, in accordance with SFAS 142.

In accordance with SFAS 142 these costs are amortized over the legal life assigned to the patent or trademark, generally 17 years. They are also reviewed annually under SFAS 144 for impairment. We determine that an impairment of the intangible asset has taken place if the item is no longer being used in our business, it has no saleable value and management believes that there is no future use of the patent or trademark. As of March 31, 2006 there is no impairment of our intangible assets.

	March 31, 2006 (unaudited)	June 30, 2005
5. INTEREST BEARING LIABILITIES

Current, as of the period ended
Capitalized lease liability	$61,722	$38,005
Unsecured loan	—	106,680
	$61,722	$144,685

Non-current, due during the period ended:
Capitalized lease liability
2006	—	$42,182
2007	$55,692	34,093
2008	27,811	—

Total non-current	$85,503	$76,275

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.40% to 11.4%. Obligations under the notes are secured by the financed assets included in property and equipment.

6. LEGAL PROCEEDINGS

As of March 31, 2006, there was no litigation pending or threatened by or against the Company or any of its subsidiaries except as follows:

On August 24, 2004, AMI Australia initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us, Dr. Ian Davies, Mr. Ryan’s partner, and a third company controlled by Dr. Davies (the “Defendants”) in the Federal Court of Australia. AMI Australia alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. AMI Australia obtained interim orders in late 2004. AMI Australia is seeking a permanent injunction restraining the Defendants from using its confidential information and intellectual property. AMI Australia is also seeking an as of yet unspecified amount of damages. All parties have recently completed discovery of documents and a number of subpoenas have been issued. The Defendants have denied the allegations. The court has ordered that a mediation of the matter be held on May 11, 2006.

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

7. LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

	As of March 31, 2006	As of March 31, 2005

Due during the period ended March 31:
2006	—	$476,062
2007	$352,371	342,350
2008	264,989	233,219
2009	187,928	167,214
2010	26,910	6,967
2011	19,165	—

	$851,363	$1,225,812

Rent paid for the nine months ended March 31, 2006 and 2005 was $852,194 and $519,742, respectively.

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

At the time of the transaction PE’s major asset was an Australian Innovation Patent for treatment programs that are used in our business and an application for an Australian standard patent for treatment programs that are used in our business. PE had no other significant assets or operations.

As a result of the transaction, PE became a wholly-owned subsidiary of AMI USA, and upon the issuance of the Second Shares, the PE Shareholders became the owners of approximately 13.85% of all of AMI USA’s issued and outstanding stock.

	March 31, 2006 (unaudited)	June 30, 2005	March 31, 2005 (unaudited)

10. RELATED PARTY TRANSACTIONS

Advance Medical Solutions Pty. Ltd. (an AU co.)
Relationship: Under common management control (dissolved as of September 30, 2005)
Call center fees charged to the Company	—		$241,989
Customer service fees charged to the Company	—		$87,212

Jack Vaisman (an AU citizen)
Relationship: Director of the Company
Director salary from AMI Australia	$358,815		$57,827
Payable to this related party (including annual leave)	$648	$18,427

James Matthews (an AU citizen)
Relationship: Director of the subsidiary (Whygo)
Director salary	$39,716		$46,904
Receivable from this related party	—	$36,591

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$13,097	—

Total Health Screening Pty. Ltd. (an AU co.)
Relationship: Affiliated with a director of the Company (Jack Vaisman was previously a director - he took over management in order to try to recover monies owed to AMI Australia)
Rental revenue received from this entity	$2,163		$17,693
Payable to this related party	—	$1,835

Zinalda Vaisman (an AU citizen)
Relationship: Jack Vaisman’s wife
Salary	$34,473		$10,062

Dragon Enterprises Ltd.
Relationship: This entity owns 1,850,000 shares of the Company
Receivable from this related party	$33,633	$184,404

Total receivables due from related parties included in the Company’s statement of financial position was $33,633 and $220,995 as of March 31, 2006 and June 30, 2005, respectively.

Total accounts payable to related parties included in the Company’s statement of financial position was $13,745 and $20,262 as of March 31, 2006 and June 30, 2005, respectively.

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

On May 25, 2005 the Company’s Articles of Incorporation were amended to increase the number of authorized shares of the capital stock of the Company to 100,000,000. The Company designated 90,000,000 shares as Common Stock and 10,000,000 shares as Preferred Stock.

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

13.  OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2006 and June 30, 2004 and 2005, and are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at June 30, 2004	$(54,904)	$(54,904)
Change for fiscal 2005	(118,503)	(118,503)
Balance at June 30, 2005	(173,407)	(173,407)
Change for nine months ended March 31, 2006	(230,102)	(230,102)
Balance at March 31, 2006	$(403,509)	$(403,509)

14.  INCOME TAX

Total Federal and State income tax expense for the nine months ended March 31, 2006 and 2005 amounted to $834,936 and $131,559, respectively. For the nine months ended March 31, 2006 and 2005 there is a difference of 4% and 7% between the federal statutory tax rate and the effective tax rate.

The following is a reconciliation of income tax expense:

March 31, 2006	U.S.	State	International	Total
Current	$0	$0	$278,598	$278,598
Deferred	$0	$0	$556,338	$556,338
Total	$0	$0	$834,936	$834,936

March 31, 2005	U.S.	State	International	Total
Current	$0	$0	$131,559	$131,559
Deferred	$0	$0	$0	$0
Total	$0	$0	$131,559	$131,559

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	2006	2005

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	(4)%	(7)%

Effective tax rate	30%	27%

15.  SUBSEQUENT EVENTS

LEASES
On April 15, 2006, the Company entered into a new lease for an office commencing on April 15, 2006. The term of the lease is for 48 months with monthly rent of approximately $1,174.

On April 24, 2006, the Company entered into a new lease for an office commencing on April 24, 2006. The term of the lease is for 16 months with monthly rent of approximately $2,962.

SHARE EXCHANGE AGREEMENT

On April 18, 2006, the Company acquired the remaining 7% of Intelligent Medical Technologies Pty Limited (“IMT”) which was previously held by third parties in exchange for 1.26 million shares of the Company. These shares were subsequently transferred by the Company to AMI Australia.

CONSULTING AGREEMENT

On April 24, 2006, AMI Australia Holdings Pty Limited (“AMI Australia”), wholly owned subsidiary of Advanced Medical Institute Inc. (the “Company”) executed a non-exclusive consulting agreement (the “Agreement”) with Doyle Corporate Pty Limited (“Doyle Corporate”) for the purpose of engaging Richard Doyle, Louise Stonier and Natasha Petukh as consultants to perform legal services, business development services and other such services set forth in the Agreement. The terms of the Agreement is effective as of January 9, 2006 and continues in perpetuity unless earlier terminated in accordance with the terms of the Agreement with weekly payments of approximately $7,832. In addition, Doyle Corporate shall be eligible for additional discretionary bonuses.

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

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Goodwill is no longer amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives are evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment analysis is performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

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

On January 28, 2005, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Advanced Medical Institute Pty Limited (since renamed AMI Australia Holdings Pty Limited), a privately owned Australian company (“AMI Australia”), and AMI Australia’s shareholders, (the “Shareholders”), pursuant to which the parties agreed that we would acquire all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000, or 58.4%, of our then issued shares of Common Stock (the “Shares”) to the Shareholders. On March 21, 2005, we closed the transaction and issued our Shares, resulting in us acquiring the business of AMI Australia (the “Share Exchange”), which is discussed below. As used herein, the “Company” shall also mean AMI Australia and its subsidiaries after the close of the Share Exchange when used for events after March 21, 2005, described herein.

On November 17, 2005 (the “Second Closing Date”), we entered into a Share Exchange Agreement (the “Second Exchange Agreement”) with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent”), and PE Patent’s shareholders, (the “PE Shareholders”), pursuant to which we acquired all of the issued and outstanding shares of stock of PE Patent in exchange for the issuance in the aggregate of 5,000,000 of our Shares to the PE Shareholders. The issuance of our shares of common stock to the PE Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S. As used herein, the “Company” shall also mean PE Patent after the Second Closing Date when used for events after November 17, 2005, described herein. On November 22, 2005 ownership of PE Patent was transferred by us to our wholly owned subsidiary AMI Australia Holdings Pty Limited.

On November 22, 2005 Advanced Medical Institute Pty Limited was renamed AMI Australia Holdings Pty Limited and a new wholly owned subsidiary of this entity was incorporated under the name Advanced Medical Institute Pty Limited.

On April 18, 2006, the Company acquired the remaining 7% of Intelligent Medical Technologies Pty Limited (“IMT”) which was previously held by third parties in exchange for 1.26 million shares of the Company. These shares were subsequently transferred by the Company to AMI Australia. The issuance of our shares of common stock to the IMT Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S.

General Business Plan

AMI Australia was established in February 2001 when it entered into an agreement with Health Services For Men and Australian Momentum Health to acquire two chains of medical clinics and sales offices which provide services relating to the treatment of sexual dysfunction. AMI Australia currently operates 22 locations throughout Australia and New Zealand. For the third quarter ended March 31, 2006, AMI Australia’s revenue was approximately $9.15 million.

AMI Australia is a service provider company which arranges for male and female patients in Australia and New Zealand with sexual dysfunction to be provided with medical services, pharmaceuticals and associated clinical support services. Its treatment program options for men include:

(a) injections, lozenges, tablets and nasal spray program options for the treatment of erectile dysfunction; and

(b) injections, lozenges and nasal spray program options for the treatment of premature ejaculation.

AMI Australia is currently developing and trialing menopause treatments for women. Less than 1% of AMI Australia’s total revenue is generated from treatments for women.

AMI Australia’s concentration on sales within the market for its premature ejaculation treatment programs has expanded our revenue base. Prior to this time, AMI Australia did not directly advertise or market its premature ejaculation treatment programs, the sole focus had been on the erectile dysfunction market. AMI Australia’s erectile dysfunction treatment programs predominantly focus on men age 40 and over whereas AMI Australia’s premature ejaculation treatment programs are targeted at a broader market that includes men from age 18 and over. AMI Australia changed its marketing focus during fiscal 2005 to target the broader market for its premature ejaculation treatment programs while continuing to offer and separately market erectile dysfunction treatment programs.

Each of AMI Australia’s treatment programs are prescribed by licensed Australian and New Zealand doctors and the medication is prepared and delivered by an Australian or a New Zealand registered compounding pharmacy in full compliance with the respective Australian and New Zealand regulatory requirements. AMI Australia’s products and services are only available by prescription and are sold on an “off-label” basis. AMI Australia’s treatment programs are generally available in the same manner through either its medical clinics and sales offices or through its over-the-phone sales and marketing program.

Since August 1, 2003, AMI Australia has used in its business certain of the intellectual property that since July 2005 has been orally licensed from PE Patent on a short-term royalty free arrangement. PE Patent became a wholly owned subsidiary through a Share Exchange Agreement on November 17, 2005 and subsequently became a wholly owned subsidiary of AMI Australia on November 22, 2005. These transactions are more fully described in the Nature of Business section above. This intellectual property consists solely of an Australian innovation patent for AMI Australia’s premature ejaculation treatment programs (Australian Innovation Patent No 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

The Australian innovation patent was issued to Dr. Jack Vaisman, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company and the Founder, President and Chief Executive Officer of AMI Australia, who on July 22, 2005 transferred the patent to PE Patent. The development of the intellectual property underlying the patents was undertaken and funded by Dr. Vaisman. The innovation patent, titled “Treatment of Premature Ejaculation” relates to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia’s treatment programs for premature ejaculation. The patents and associated formulations are integral to AMI Australia’s premature ejaculation treatment programs. Since November 22, 2005, PE Patent has been a wholly owned subsidiary of AMI Australia.

AMI Australia’s nasal spray, injection, lozenge and tablet erectile dysfunction treatment programs are not patent protected. This technology was developed by AMI Australia and its founder, Dr Jack Vaisman and in connection with predecessor businesses during the last 13 years.

AMI Australia obtains customers through direct advertising and marketing and through its existing customer database which exceeds 300,000 people.

Each of the individual medications used in our formulations are fully approved by the Australian Therapeutic Goods Administration (“TGA”) and the New Zealand Medicines and Medical Devices Safety Authority (“NZ DSA”) Our formulations have not been subject to a clinical trial program and have not been approved for use by the TGA or NZ DSA for over the counter sale, but may lawfully be prescribed by accredited medical practitioners on an individual prescription basis in Australia and New Zealand.

As part of its treatment programs, AMI Australia arranges for a fully licensed Australian or New Zealand pharmacy to fill its patients’ individual prescriptions and supply medications to those patients.

AMI Australia’s subsidiary, Intelligent Medical Technologies Pty Limited (“IMT”) was granted the exclusive worldwide right and license from Sheiman Ultasonic Research Foundation Pty Limited (“SURF”) to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology (including Australian Patent No’s 693064 and 753817, European Patent No’s 0 705 145 and 1 071 479 and US Patent No’s 5,908,158 and 6,379,616) within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023. IMT’s license is a broad based license which includes the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also has the option to extend its field of use to the treatment of prostate diseases on payment of AU$1. IMT applied for four patents in various countries throughout the world relating to its ultrasonic nebulizer device in July 2005 and applied for three additional patents relating to its device in February 2006. On April 18, 2006, the Company acquired the remaining 7% of the outstanding shares of IMT, making it a direct, wholly owned subsidiary.

IMT acquired its license in order to develop an ultrasonic nebulizer to deliver medications to patients’ lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment program option and will reduce dosage levels and the likelihood of side effects.

IMT has completed development of 15 working prototypes of its nebulizer device. The final ten prototypes were completed in the first quarter of calendar 2006 and are suitable for commercialization.

IMT has received advice from Brandwood Biomed Pty Limited, an Australian regulatory expert on TGA requirements that IMT does not need to conduct clinical trials to list its device with the TGA and IMT plans to complete and file its listing application in the first half of calendar 2006.

IMT intends to commence a phase I pharmacokinetic clinical trial in Australia of a liquid form of a well known medication for the treatment of erectile dysfunction which is capable of being delivered through the nebulizer device in order to evidence the effectiveness of the nebulizer in delivering medications during this calendar year. IMT has obtained ethics committee approval from a leading Australian university to conduct this clinical trial and plans to conduct the trial at the direction of and under analysis by Q-Pharm, the commercial arm of a leading Australian university. IMT estimates the cost of this clinical trial to be approximately $180,000.

IMT has been spending a large portion of its capital on research and development activities with financial support from AMI Australia (approximately USD$284,000 during fiscal 2005, and approximately USD$100,000 during the nine months ended March 31, 2006). IMT has compiled a team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights of the technology for sexual dysfunction treatments and is entitled to use any innovations, including those that are in a non-sexual dysfunction field, developed by it as a result of its research and development in connection with its nebulizer device. As at March 31, 2006, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

Competition

We compete with rival treatments such as Viagra, Cialis and Levitra in the erectile dysfunction field. AMI Australia does not currently have any known competitors in the Australian premature ejaculation market.

Companies of all sizes are engaged in the development and commercialization of technologies in the erectile dysfunction and premature ejaculation market segments. Currently, no known alternate premature ejaculation technology similar to ours has been commercialized. Competition is intense in the erectile dysfunction segment of our business and includes many large and small competitors who have greater revenue, more customers and higher levels of brand recognition than AMI Australia. The efficacy, safety, patients’ and customers’ ease of use and cost effectiveness of our products are important factors for success in our principal businesses. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have intellectual property or other rights that conflict with patents, license agreements and other intellectual property rights covering our technologies.

Subsidiaries of AMI Australia

AMI Australia’s subsidiaries are Advanced Medical Institute Pty Limited, PE Patent, Women’s Health Foundation Pty Limited, Advanced Medical Institute (NZ) Limited, IMT and Whygo Video Conferencing Pty Ltd (“Whygo”).

Details of PE Patent are set forth in the General Business Description above.

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

Staff

As of March 31, 2006, AMI Australia had a total staff of approximately 224 people, of which 137 are full-time and 87 are part-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. Of the 224 people, AMI Australia’s staff includes 26 independent consultants and 51 licensed medical personnel. None of the Company’s employees are members of a union or labor organization.

None of AMI Australia’s subsidiaries have any employees except Whygo which has three full-time employees and one part-time employee.

AMI Australia’s core staff includes:

DR. JACOV (JACK) VAISMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR - Dr. Vaisman has served as the Company’s Chief Executive Officer, President and as a Director since March 21, 2005. Dr. Vaisman is a pioneer in the sexual dysfunction business in Australia. Since 2001, he has served as the managing director and chief executive officer of AMI Australia. He is responsible for the overall management and strategic direction of AMI Australia’s impotency operations. Dr. Vaisman is also currently a consultant to and shareholder in Yayasan On Clinic, which operates a similar business in Indonesia. From 1993 through 2001, Dr. Vaisman was the founder and director of On Clinic International in Australia, the predecessor company to AMI Australia The holder of a Bachelor of Medicine, a Master of Gynecology and a PhD in Medical Science, Dr. Vaisman has more than 35 years of experience and expertise in the field of sexual health care provision and was recently granted an innovation patent in the field of premature ejaculation treatment by the Australian patent office.

DILIP SHRESTHA, CHIEF FINANCIAL OFFICER - Mr. Shrestha was appointed as the Company’s Chief Financial Officer on April 7, 2005. Mr. Shrestha has also served as the chief financial officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Shrestha was the Financial Controller of AMI Australia. Prior to that he was an Assistant Accountant, a position held from 1999 until 2001, with Australian Momentum Health Pty Ltd, one of two medical establishments leading in providing impotency treatment in Australia and a predecessor company to AMI Australia,. Mr. Shrestha holds a Bachelor of Business Accounting, Master of E-Commerce and a Graduate Diploma of Information System and E-Commerce.

FORHAD (TONY) KHAN, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR - Mr. Khan has served as the Company’s Executive Vice President since July 30, 2005, he has been the Company’s Secretary and a Director since March 21, 2005. Mr. Khan also served as the chief operating officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Khan was the General Manager of AMI Australia. Prior to joining AMI Australia, Mr. Khan was the Director and sole operator of Australian Momentum Health Pty Ltd. Mr. Khan was Sales Manager and then Operations Manager for On Clinic International prior to establishing AMH. Mr. Khan holds a Masters degree in Commerce and Accounting and has been involved in the industry for over ten years.

Currency Conversion

As of March 31, 2006 and 2005, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.71100) as of March 31, 2006, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Three months ended March 31,		Nine months ended March 31,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of Revenue	24.5%	32.1%	26.6%	33.2%
Gross Profit	75.5%	67.9%	73.4%	66.8%
General and administrative expenses	56.6%	64.3%	61.1%	62.4%
Other income and expenses	0.2%	1.9%	0.2%	0.6%
Income before income tax	19.1%	5.5%	12.5%	5.0%
Income tax expenses	5.7%	3.8%	3.8%	1.3%
Net Income	13.4%	1.7%	8.7%	3.7%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had total liabilities of $8,107,648 including unearned revenue of $3,665,916 and we had a positive net worth of $7,937,989. As of December 31, 2005, we had total liabilities of $6,911,523 including unearned revenue of $3,355,970 and we had a positive net worth of $6,965,089. As of June 30, 2005, we had total liabilities of $4,149,690 including unearned revenue of $1,803,044 and a positive net worth of $799,801. As at March 31, 2006 our total current assets were $9,254,546, our total current liabilities were $7,469,996 and our net current assets were $1,784,550.

Our aggregate cash balances as at March 31, 2006 were $1,029,061. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. Management has considered further expansion of our business to markets outside of Australia and New Zealand. In the event that we expand our business outside of our current markets, we may need to raise additional debt or equity funding in order to undertake such expansion. However, there can be no assurance that we can or will obtain sufficient funds from operations or from additional financings on terms acceptable to us. If we are unable to obtain sufficient additional financing, we may not be able to expand our operations as considered or we could be required to reduce spending and operations.

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

REVENUE. Revenue was $21,756,411 in the nine months ended March 31, 2006 compared to $9,546,871 in the nine months ended March 31, 2005 an increase of $12,209,540 or 127.9%. The increase in revenue in the nine-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the nine months ended March 31, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

We recognize all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, our unearned revenue during the nine months ending March 31, 2006 increased by $1,862,872 to $3,665,916 for the nine months ending March 31, 2006 compared to an increase of $487,345 to $2,078,809 during the prior nine months ending March 31, 2005. The increase in unearned revenue in the nine-month period is primarily attributed to the increase in the number of patients buying treatment programs from us during the nine months ended March 31, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s premature ejaculation (“PE”) treatment programs increased by $8,379,051 or 292% and revenue in AMI Australia’s erectile dysfunction (“ED”) treatment programs has increased by $3,167,089 or 47% in the nine months ending March 31, 2006, compared to the nine months ending March 31, 2005. The number of patients in AMI Australia’s PE and ED treatment programs increased by 232% and 25% respectively compared to the nine months ending March 31, 2005.

COST OF REVENUE. Cost of revenue increased to $5,789,084 in the nine months ended March 31, 2006 compared to $3,174,243 in the nine months ended March 31, 2005 primarily as a result of an increase in the number of staff employed by AMI Australia, which additional staff was needed to service and sell the additional number of PE and ED treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 26.6% in the nine months ended March 31, 2006 compared to 33.2% in the nine months ended March 31, 2005. The decrease in the cost of revenue percentage by 6.6% is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

GROSS PROFIT Gross profit was $15,967,327 in the nine months ended March 31, 2006 compared to $6,372,628 in the nine months ended March 31, 2005. As a percentage of revenue, gross profit increased to 73.4% in the nine months ended March 31, 2006 from 66.8% in the nine months ended March 31, 2005. The 6.6% increase in the gross profit percentage is primarily attributable to the growth in AMI Australia’s revenue and our continued ability to improve margins due to the increase in total costs being less than the increase in total revenue. This is primarily due to a range of our expenses (such as rent) being fixed costs which are unaffected by revenue levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $13,285,258 in the nine months ended March 31, 2006 compared to $5,953,662 in the nine months ended March 31, 2005. As a percentage of revenue, selling, general and administrative expenses decreased to 61.1% in the nine months ended March 31, 2006 from 62.4% in the nine months ended March 31, 2005. The 1.3% decrease as a percentage of revenue was related to the increase in revenue of AMI Australia exceeding the increase in total costs. This was partly attributable to greater efforts to control costs which were implemented by management during the period and AMI Australia increasing revenues without having to increase its fixed administrative costs.

OTHER INCOME AND EXPENSES. Other income and expenses were $38,854 in the nine months ended March 31, 2006 compared to $61,477 in the nine months ended March 31, 2005. As a percentage of revenues, other income and expenses decreased to 0.2% in the nine months ended March 31, 2006 from 0.6% in the nine months ended March 31, 2005. The decrease is related to the reduction in rental income during the nine months ended March 31, 2006 as we no longer sublease premises to related parties.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES. Income before income tax was $2,720,923 in the nine months ended March 31, 2006 compared to $480,443 in the nine months ended March 31, 2005. This increase was primarily attributable to the increase in revenue resulting from additional advertising expenditure and decrease in percentage of costs and expenses during the nine months ended March 31, 2006. The increase is also attributable to an increase in our product recognition and recognition of the “AMI” name in Australia.

Income tax expenses were $834,936 in the nine months ended March 31, 2006 compared to $131,559 in the nine months ended March 31, 2005. This increase is attributable to the increase in income during the nine months ended March 31, 2006. As a percentage of gross income, income tax expense rose from 1.3% to 3.8% which is attributable to the increasing profitability of the Company. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME. Net income was $1,868,290 in the nine months ended March 31, 2006 compared to $348,884 in the nine months ended March 31, 2005. This increase is attributable to the reasons set forth above related to the increase in our gross profit percentage, while at the same time maintaining our selling, general and administrative expenses at a nearly consistent level compared to sales.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUE. Revenue was $9,150,703 in the three months ended March 31, 2006 compared to $3,454,762 in the three months ended March 31, 2005, an increase of $5,695,941 or 164.9%. The increase in revenue in the three-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the three months ended March 31, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

We recognize all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, our unearned revenue in the three months ending March 31, 2006 increased by $309,946 to $3,665,916 compared to an increase of $480,708 to $2,078,809 in the three months ending March 31, 2005. The gross increase in unearned revenue from the quarter ended March 31, 2005 to the quarter ended March 31, 2006 was $1,587,107, or an increase of 76.3%. The increase in unearned revenue in the three-month period ended March 31, 2006 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatment programs has increased by $3,658,837 or 307% and revenue in AMI Australia’s ED treatment programs has increased by $1,803,654 or 80% in the three months ending March 31, 2006, compared to the three months ending March 31, 2005. The number of patients in AMI Australia’s PE and ED treatment programs increased by 220% and 41% respectively compared to the three months ending March 31, 2005.

COST OF REVENUE. Cost of revenue increased to $2,242,042 in the three months ended March 31, 2006 compared to $1,107,700 in the three months ended March 31, 2005 primarily as a result of an increase in the number of staff employed by AMI Australia, which additional staffs were needed to service and sell the additional number of PE and ED treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 24.5% in the three months ended March 31, 2006 compared to 32.1% in the three months ended March 31, 2005. The decrease in the cost of revenue percentage by 7.6% is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

GROSS PROFIT. Gross profit was $6,908,661 in the three months ended March 31, 2006 compared to $2,347,062 in the three months ended March 31, 2005. As a percentage of revenue, gross profit increased to 75.5% in the three months ended March 31, 2006 from 67.9% in the three months ended March 31, 2005. The 7.6% increase in the gross profit percentage is primarily attributable to the growth in AMI Australia’s revenue and improvements in our margins due to the increase in total costs being less than the increase in total revenue. This is primarily due to a range of our expenses (such as rent) being fixed costs, unaffected by revenue levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5,177,799 in the three months ended March 31, 2006 compared to $2,219,732 in the three months ended March 31, 2005. As a percentage of revenue, selling, general and administrative expenses decreased to 56.6% in the three months ended March 31, 2006 from 64.3% in the three months ended March 31, 2005. The 7.7% decrease as a percentage of revenue was related to the increase in revenue of AMI Australia exceeding the increase in total costs. This was partly attributable to greater efforts to control costs which were implemented by management during the period and AMI Australia increasing revenues without having to increase fixed administrative costs.

OTHER INCOME AND EXPENSES. Other income and expenses were $19,268 in the three months ended March 31, 2006 compared to $61,822 in the three months ended March 31, 2005. As a percentage of revenue, other income and expenses decreased to 0.2% in the three months ended March 31, 2006 from 1.9% in the three months ended March 31, 2005. The decrease is due to the reduction in rental income during the three months ended March 31, 2006 as we no longer sublease premises to related parties

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES. Income before income tax was $1,750,130 in the three months ended March 31, 2006 compared to $189,152 in the three months ended March 31, 2005. This increase was attributable to the increase in revenue resulting from additional advertising expenditure and decrease in percentage of costs and expenses during the three months ended March 31, 2006. The increase is also attributable to an increase in our product recognition and recognition of the “AMI” name in Australia.

Income tax expenses were $523,001 in the three months ended March 31, 2006 compared to $131,559 in the three months ended March 31, 2005. This increase is primarily attributable to the increase in income during the three months ended March 31, 2006. As a percentage of gross income, income tax expense rose from 3.8% to 5.7% which is attributable to the increasing profitability of the Company. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME. Net income was $1,227,129 in the three months ended March 31, 2006 compared to $57,593 in the three months ended March 31, 2005, before outside equity interest. This increase is attributable to the reasons set forth above related to the increase in our gross profit percentage, while at the same time maintaining our selling, general and administrative expenses at a nearly consistent level compared to sales. Net income attributable to outside equity interests was $16,712 in the three months ended March 31, 2006 compared to $0 in the three months ended March 31, 2005. The increase is because AMI Australia did not have any subsidiaries during the three months ended March 31, 2005. Net income attributable to the members of parent entity was $1,210,417 in the three months ended March 31, 2006 compared to $57,593 in the three months ended March 31, 2005. This increase is attributable to the reasons set forth above.

ITEM 3. CONTROLS AND PROCEDURES.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As of March 31, 2006, there was no litigation pending or threatened by or against the Company or any of its subsidiaries except as follows:

On August 24, 2004, AMI Australia initiated a suit against Mr. Mark Ryan, a former consultant, two companies controlled by Mr. Ryan which now compete with us, Dr. Ian Davies, Mr. Ryan’s partner, and a third company controlled by Dr. Davies (the “Defendants”) in the Federal Court of Australia. AMI Australia alleges that Mr. Ryan breached his confidentiality agreement with it and misused its intellectual property. AMI Australia obtained interim orders in late 2004. AMI Australia is seeking a permanent injunction restraining the Defendants from using its confidential information and intellectual property. AMI Australia is also seeking an as of yet unspecified amount of damages. All parties have recently completed discovery of documents and a number of subpoenas have been issued. The Defendants have denied the allegations. The court has ordered that a mediation of the matter be held on May 11, 2006.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2006	ADVANCED MEDICAL INSTITUTE INC. By: /s/ Jacov (Jack) Vaisman Jacov (Jack) Vaisman Chief Executive Officer
Date: May 11, 2006	By: /s/ Dilip Shrestha Dilip Shrestha Chief Financial Officer