Form 10KSB
period 2006-06-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2006-09-28
CIK 1096620

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

      [X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended: June 30, 2006

      [_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

             For the Transition Period From __________ to __________

                          Commission File No. 000-29531

                         ADVANCED MEDICAL INSTITUTE INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

                NEVADA                                      88-0409144
    -------------------------------                       ----------------
    (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification No.)

          Level 1, 204-218 Botany Road
            Alexandria, NSW Australia                          2015
    ----------------------------------------                 ----------
    (Address of principal executive offices)                 (Zip code)

                   Issuer's telephone number: (61) 2 9640 5253

        Securities registered pursuant to Section 12(b) of the Act: none

           Securities registered pursuant to Section 12(g)of the Act:

                               $0.001 Common Stock
                 ----------------------------------------------
                                (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

      State the issuer's revenues for the June 30, 2006 fiscal year:
$30,453,128.

      The average bid and asked price of shares of common stock held by non-affiliates of the issuer, as of the last 60 days was $1.80 and $0.97 respectively.

      As of June 30, 2006, there were 37,382,450 shares of the issuer's common stock, $.001 par value, outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 5.  Market for Common Equity and Related Stockholder Matters and

Item 8.  Changes in and Disagreements with Accountants on Accounting

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a)  of the Exchange Act...................36

Item 10. Executive Compensation...............................................38

Item 11. Security Ownership of Certain Beneficial Owners and Management

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

      On January 28, 2005, we entered into a Share Exchange Agreement (the
      "Exchange Agreement") with Advanced Medical Institute Pty Limited (renamed to AMI Australia Holdings Pty Limited on November 22, 2005), a privately owned Australian company ("AMI Australia"), and AMI Australia's shareholders, (the "Shareholders"), pursuant to which the parties agreed that we would acquire all of the issued and outstanding shares of stock of
      AMI Australia in exchange for the issuance in the aggregate of 14,600,000, or 58.4%, of our then issued and outstanding shares of Common Stock (the
      "Shares") to the Shareholders. On March 21, 2005, we closed the transaction and issued our Shares, resulting in us acquiring the business of AMI Australia (the "Share Exchange"), which is discussed below. As used herein, the "Company" shall also mean AMI Australia after the close of the
      Share Exchange when used for events after March 21, 2005, described herein.

      On November 17, 2005 (the "Second Closing Date"), we entered into a Share
      Exchange Agreement (the "Second Exchange Agreement") with PE Patent Holdco
      Pty Limited, a privately owned Australian company ("PE Patent Holdco"), and PE Patent Holdco's shareholders, (the "PE Shareholders"), pursuant to which we acquired all of the issued and outstanding shares of stock of PE
      Patent Holdco in exchange for the issuance in the aggregate of 5,000,000 of our Shares to the PE Shareholders. The issuance of our shares of common stock to the PE Shareholders was exempt from registration under the
      Securities Act pursuant to Section 4(2) and Regulation S. As used herein, the "Company" shall also mean PE Patent Holdco after the Second Closing
      Date when used for events after November 17, 2005, described herein. On
      November 22, 2005 ownership of PE Patent Holdco was transferred by us to our wholly owned subsidiary AMI Australia Holdings Pty Limited.

      On November 22, 2005 Advanced Medical Institute Pty Limited was renamed
      AMI Australia Holdings Pty Limited and a new wholly owned subsidiary of this entity was incorporated under the name Advanced Medical Institute Pty
      Limited.

      On April 18, 2006 (the "Third Closing Date"), the Company acquired 7% of
      Intelligent Medical Technologies Pty Limited ("IMT") which was previously held by third parties in exchange for 1,260,000 shares of the Company.
      These shares were subsequently transferred by the Company to AMI
      Australia. The issuance of our shares of common stock to the IMT
      Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S. As used herein, the "Company"
      shall also mean IMT after the Third Closing Date when used for events after April 18, 2006, described herein.

General Business Plan.

      AMI Australia is a company, incorporated and domiciled in Australia. AMI
      Australia was established in February 2001 when it entered into an agreement with Health Services for Men and Australian Momentum Health to
      acquire two chains of medical clinics and sales offices which provided services relating to the medical treatment of sexual dysfunction. The principal activity of AMI Australia continues to be the sale of services relating to the medical treatment of sexual dysfunction in Australia and
      New Zealand. For the year ended June 30, 2006, AMI Australia's revenues were approximately $30.5 million.

      AMI Australia operates a centralized call center and twenty-two clinics and sales offices throughout Australia and New Zealand. On September 4,
      2006, AMI Australia opened a location in Beijing, China. The results of operations from China are not reflected in this report.

      AMI Australia is a service provider company which arranges for male patients in Australia and New Zealand with sexual dysfunction to be provided with medical services, pharmaceuticals and associated clinical support services. Its treatment program options include:

      (a)   injections, lozenges, tablets and nasal spray program options for the treatment of erectile dysfunction; and

      (b)   injections, lozenges and nasal spray program options for the treatment of premature ejaculation.

      AMI Australia changed its marketing focus during fiscal 2005 to target the broader market for its premature ejaculation treatment programs while continuing to offer and separately market erectile dysfunction treatment programs. AMI Australia's concentration on sales within the market for those treatment programs has expanded our revenue base. Prior to this time, AMI Australia did not directly advertise or market its premature ejaculation treatment programs and its sole focus had been on the erectile dysfunction market. AMI Australia's erectile dysfunction treatment programs predominantly focus on men age 40 and over whereas AMI
      Australia's premature ejaculation treatment programs are targeted at a market that includes men from age 18 and over.

      AMI Australia was previously trialing menopause treatments for women.
      Management believes that those treatments were clinically effective, however, they did not consider the financial results from those treatments to be sufficient to justify the continued focus on that market and it has now ceased to provide those treatments. During the fiscal year ended June
      30, 2006, less than 1% of AMI Australia's total revenue was generated by treatments for women.

      During March 2006, AMI Australia commenced trialing prostate treatments for men with prostate problems. Those treatments generated approximately
      3% of AMI Australia's revenue during the quarter ended June 30, 2006
      ($293,591), however it is too early to assess whether these treatments options will contribute significantly to AMI Australia's revenue or profitability in the longer term.

      Each of AMI Australia's treatment programs are prescribed by licensed
      Australian and New Zealand doctors and prepared and delivered by an
      Australian or a New Zealand compounding pharmacy in full compliance with the respective Australian and New Zealand regulatory requirements. AMI
      Australia's products and services are only available by prescription and are sold on an "off-label" basis. AMI Australia's treatment programs are generally available in the same manner through both its medical clinics and sales offices or through its over-the-phone sales and marketing program.

            Since August 1, 2003, AMI Australia has used in its business certain intellectual property owned by PE Patent Holdco on a royalty free oral license. PE Patent Holdco became a wholly owned subsidiary through a Share
      Exchange Agreement on November 17, 2005 and subsequently became a wholly owned subsidiary of AMI Australia on November 22, 2005. These transactions are more fully described in the section entitled "Introduction" above.
      This intellectual property consists solely of the rights to use the relevant medical formulations in Australia, an Australian innovation patent for AMI Australia's premature ejaculation treatment programs
      (Australian Innovation Patent No 2005100183, which is due to expire on
      July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

            The Australian innovation patent was issued to Dr. Jack Vaisman, the
      Chief Executive Officer, President and Chairman of the Board of Directors
      of the Company and the Founder, President and Chief Executive Officer of
      AMI Australia, who on July 22, 2005 transferred the patent to PE Patent
      Holdco. The development of the intellectual property underlying the patents was undertaken and funded by Dr. Vaisman. The innovation patent, titled "Treatment of Premature Ejaculation" relates to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia's treatment programs for premature ejaculation. The patents and associated formulations are integral to AMI Australia's premature ejaculation treatment programs.

            AMI Australia's nasal spray, injection, lozenge and tablet erectile dysfunction treatment programs are not patent protected. This technology was developed by AMI Australia and its founder, Dr Jack Vaisman, and in connection with predecessor businesses during the last 13 years.

            AMI Australia obtains customers through direct advertising and marketing and through its existing customer database which exceeds 300,000 people.

            Each of the individual medications used in our compound formulations are fully approved by the Australian Therapeutic Goods Administration
      ("TGA") and the New Zealand Medicines and Medical Devices Safety Authority
      ("NZ DSA"). Our compound formulations have not been subject to a clinical trial program and have not been approved for use by the TGA or NZ DSA for over-the-counter sale, but may lawfully be prescribed by accredited medical practitioners on an individual prescription basis in Australia and
      New Zealand.

            As part of its treatment programs, AMI Australia arranges for a fully licensed Australian or New Zealand pharmacy to fill its patients'
      individual prescriptions and supply medications to those patients.

            AMI Australia's wholly-owned subsidiary, Intelligent Medical
      Technologies Pty Limited ("IMT") was granted the exclusive worldwide right and license from Sheiman Ultrasonic Research Foundation Pty Limited
      ("SURF") to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology (including Australian Patent No's 693064 and 753817, European
      Patent No's 0 705 145 and 1 071 479 and US Patent No's 5,908,158 and
      6,379,616) within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October
      2013, with the remaining patents expiring around 2023.

            IMT's license was a broad based license which included the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also had the option to extend its field of use to the treatment of prostate diseases. IMT exercised its option to extend its field of use to include prostate diseases on July 15,
      2006 and IMT "terminated" its license with SURF. The termination was because of SURF's failure to deliver to the Company information concerning updates and advances on the technologies. The termination does not affect the Company's rights to use the technology - the only effect is to terminate the royalty payment obligations to SURF under the license. As a result of terminating the license agreement, IMT retained the right to use the technology in its treatment programs to treat sexual dysfunction without paying royalties or other fees to SURF.

            IMT applied for four patents in various countries throughout the world relating to its ultrasonic nebulizer device in July 2005 and applied for three additional patents relating to its device in February 2006. On
      April 18, 2006, AMI Australia acquired the remaining 7% of the outstanding shares of IMT, making it a wholly owned subsidiary of AMI Australia.

            IMT acquired its right to use the SURF technology in order to develop an ultrasonic nebulizer to deliver medications to patients' lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment program option and will reduce dosage levels and the likelihood of side effects.

            IMT has completed development of 15 working prototypes of its nebulizer device and is in the process of manufacturing a further 5 prototypes in connection with its application to list its device with the
      TGA. The ten prototypes which were completed by IMT in the first quarter of calendar 2006 are suitable for commercialization and will form the basis of its application to list its device with the TGA.

            IMT has received advice from Brandwood Biomed Pty Limited, an
      Australian regulatory expert on TGA requirements that IMT does not need to conduct clinical trials to list its device with the TGA and IMT plans to complete and file its listing application during calendar 2006. This timing schedule is later than originally forecast due to various factors including minor refinements to design and unexpected delays in completing certain functional tests relating to the device necessary for lodgment of the listing application.

      IMT intends to commence a voluntary pharmacokinetic clinical trial in
Australia of a liquid form of a well known medication for the treatment of erectile dysfunction which is capable of being delivered through the nebulizer device in order to evidence the effectiveness of the nebulizer in delivering medications during this calendar year. This study is designed to test the efficacy of using its patent protected ultrasonic nebulizer device to deliver drugs used in the treatment of sexual dysfunction. In April, 2006 IMT received approval from the Queensland Institute of Medical Research Human Research Ethics
Committee to conduct this clinical trial and plans to conduct the trial at the direction of and under analysis by Q-Pharm, the commercial arm of a leading
Australian university. IMT estimates the cost of this clinical trial to be approximately $180,000.

      IMT has been spending a large portion of its capital on research and development activities with financial support from AMI Australia (approximately
$284,000 during fiscal 2005, and approximately $205,000 during fiscal 2006).
IMT has compiled a team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights of the technology for sexual dysfunction treatments and is entitled to use any innovations, including those that are in a non-sexual dysfunction field, developed by it as a result of its research and development in connection with its nebulizer device. As at June 30, 2006, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

      On November 17, 2005, AMI Australia acquired 100% of the outstanding shares of PE Patent Holdco Pty Limited ("PE Patent Holdco") in exchange for 5 million shares of the Company valued at $1.10 per share. PE Patent Holdco's assets comprise an Australian innovation patent (Australian Innovation Patent No
2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

      The patents relate to various methods of treatment delivery via nasal
(mucosal) inhalation and topical application of certain formulations which are used in AMI Australia's treatment programs for premature ejaculation. The patents and associated formulations are integral to those treatment programs.

      AMI Australia's nasal spray, injection, lozenge and tablet impotence and erectile dysfunction treatment programs are not patent protected.

      In acquiring PE Patent Holdco, AMI Australia acquired only the right to use the Patents and the associated pharmaceutical formulations, treatment methodologies and dosing manuals in Australia and has no rights to use the patents or any of the underlying intellectual property in any other country. The rights to use these patents and the associated pharmaceutical formulations outside Australia are owned by Worldwide PE Patent Holdco Pty Limited
("Worldwide PE Patent Holdco").

      On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned
Australian company ("Worldwide PE"), and Worldwide PE's shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of
Worldwide PE in exchange for the payment of A$3 million (approximately US$2.5 million) and the issuance in the aggregate of 16,125,000 shares of the Company's common stock valued at $1.00 per share. The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia's assets and undertakings
(including its existing equity interests in PE Patent Holdco Pty Limited,
Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ)
Limited and Whygo Video Conferencing Pty Limited). The loans accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank's current cash rate (currently being an aggregate current interest rate of 10.5%).

      The Company has been actively exploring international expansion into a range of jurisdictions and recently established subsidiaries in China and Japan.

      The Chinese subsidiary is an indirect wholly owned subsidiary of the
Company and the Chinese entity has formed an alliance with a Beijing hospital for the purpose of establishing operations and conducting clinical trials for regulatory purposes. The Company's Chinese subsidiary has obtained regulatory approval to its proposed advertisements and commenced operations on September 4,
2006. The Company's 75% owned Japanese subsidiary is in the process of finalizing arrangements in order to open for business.

Competition

We compete with rival treatments such as Viagra, Cialis and Levitra in the erectile dysfunction field. AMI Australia does not currently have any known competitors in the Australian or New Zealand premature ejaculation markets.

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

Significant Subsidiaries of the Company and AMI Australia

The Company's subsidiaries are AMI Australia, AMI International Pty Limited
("AMI International") and AMI Management Services Pty Limited (formerly known as
Women's Health Foundation Pty Limited).

AMI Australia's subsidiaries are Advanced Medical Institute Pty Limited, PE
Patent Holdco, Worldwide PE, Advanced Medical Institute (NZ) Limited, IMT and
Whygo Video Conferencing Pty Ltd ("Whygo").

AMI International's subsidiaries are AMI China (100% owned) and AMI Japan (75%
owned).

Details of PE Patent Holdco are set forth in the General Business Description above.

Details of Worldwide PE Patent are set forth in the General Business Description above and in Item 6 below.

Details of IMT are set forth in the General Business Description above.

AMI International Pty Limited was established to hold the Group's shareholdings in the Japanese and Chinese companies established to conduct operations in those jurisdictions.

AMI Management Services Pty Limited provides treasury and management services to
AMI Australia and its subsidiaries.

Advanced Medical Institute (NZ) Limited ("AMI NZ") conducts the group's business in New Zealand. AMI NZ contributes less than 1% of AMI Australia's consolidated revenue and AMI Australia holds all of the shares in AMI NZ. AMI NZ was formed on October 13, 2005.

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

AMI China conducts the group's business in China. AMI China commenced advertising of its services on September 4, 2006 and is in the early stages of its operations.

AMI Japan conducts the group's business in Japan. AMI Japan is in an establishment phase and has yet to advertise its services to the public.

Employees

      As of June 30, 2006, AMI Australia had a total staff of approximately 255 people, of which 175 are full-time and 80 are part-time, working in the areas of sales and marketing, customer support, product development and back office functions. Of the 255 people, AMI Australia's staff includes 26 independent consultants and 48 licensed medical personnel. None of the Company's employees or staff are members of a union or labor organization.

      None of AMI Australia's subsidiaries have any employees except Whygo which has three full-time employees and one part-time employee. AMI China has approximately 10 people staffing its Beijing, China office.

      AMI Australia's core staff include:

      DR. JACOV (JACK) VAISMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR
- Dr. Vaisman has served as the Company's Chief Executive Officer, President and
as a Director since March 21, 2005. Dr. Vaisman is a pioneer in the sexual dysfunction business in Australia. Since 2001, he has served as the managing director and chief executive officer of AMI Australia. He is responsible for the overall management and strategic direction of AMI Australia's impotency operations. Dr. Vaisman is also currently a consultant to and shareholder in
Yayasan On Clinic, which operates a similar business in Indonesia. From 1993 through 2001, Dr. Vaisman was the founder and director of On Clinic
International in Australia, the predecessor company to AMI Australia. The holder of a Bachelor of Medicine, a Master of Gynecology and a PhD in Medical Science,
Dr. Vaisman has more than 35 years of experience and expertise in the field of sexual health care provision and was recently granted an innovation patent in the field of premature ejaculation treatment by the Australian patent office.

         DILIP SHRESTHA, CHIEF FINANCIAL OFFICER - Mr. Shrestha was appointed as the Company's Chief Financial Officer on April 7, 2005. Mr. Shrestha has also served as the chief financial officer of AMI Australia since July 1, 2005. From
2001 to July 1, 2005, Mr. Shrestha was the Financial Controller of AMI
Australia. Prior to that he was an Assistant Accountant, a position held from
1999 until 2001, with Australian Momentum Health Pty Ltd, one of two medical establishments leading in providing impotency treatment in Australia and a predecessor company to AMI Australia. Mr. Shrestha holds a Bachelor of Business
Accounting, Master of E-Commerce and a Graduate Diploma of Information System
and E-Commerce.

      FORHAD (TONY) KHAN, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR - Mr.
Khan has served as the Company's Executive Vice President since July 30, 2005, he has been the Company's Secretary and a Director since March 21, 2005. Mr.
Khan also served as the Chief Operating Officer of AMI Australia since July 1,
2005. From 2001 to July 1, 2005, Mr. Khan was the General Manager of AMI
Australia. Prior to joining AMI Australia, Mr. Khan was the Director and sole operator of Australian Momentum Health Pty Ltd("AMH"). Mr. Khan was Sales
Manager and then Operations Manager for On Clinic International prior to establishing AMH. Mr. Khan holds a Masters degree in Commerce and Accounting and has been involved in the industry for over ten years.

Item 2.        Description of Property.

      As of June 30, 2006, AMI Australia had a leasehold interest in 22
      Australian properties, being the 22 clinics used to operate the business.
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

      AMI Australia's clinics and sales offices are located at:

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

      AMI China leases premises in Beijing, China, which premises house a clinic and call center. AMI Japan has signed a long term lease of a clinic in
      Tokyo and is in the process of fitting out those premises.

Item 3.        Legal Proceedings.

      As of June 30, 2006, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters.

      On July 19, 2004, the Australian Competition and Consumer Commission
      (collectively, the "ACCC") filed a suit against AMI Australia in the
      Federal Court of Australia Sydney Registry. The ACCC claimed that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. On August 15, 2006 the court rules in favor of the ACCC that the advertisements were misleading and deceptive but declined to order corrective advertising or any pecuniary penalty other than an order that AMI Australia pay the ACCC's costs on a party-party basis. The Company has estimated a cost of settlement of $65,709. This matter has therefore concluded.

      On August 24, 2004, AMI Australia initiated a suit against Mr. Mark Ryan, a former consultant, two companies which have been competing with our business, Dr. Ian Davies, and a third company controlled by Dr. Davies
      (collectively, the "Defendants") in the Federal Court of Australia. AMI
      Australia alleged that certain of the parties breached their confidentiality agreement with AMI Australia and misused its intellectual property. AMI Australia obtained interim orders in late 2004. On August 4,
      2006 and August 29, 2006 respectively, AMI Australia entered into Deeds of
      Settlement with Dr. Ian Davies and the company controlled by him and Mr.
      Mark Ryan and other parties associated with him pursuant to which each of those parties agreed to permanent injunctions restraining them from using
      AMI Australia's intellectual property, to pay an agreed sum to AMI
      Australia, to transfer their sexual dysfunction business to AMI Australia and to not compete with AMI Australia for an agreed period, all on a without admissions basis.

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

Item 4.        Submission of Matters to Vote of Security Holders.

      At the Annual Meeting of Shareholders on June 26, 2006, Jack Vaisman, Tony
      Khan, Anatoly Fanshil, Mark Shabshay and Spiro Baramalis were elected to serve as directors for a one year term. Also at the Annual Meeting of
      Shareholders, the ratification of the selection of Kabani & Company, Inc., as independent public accountants for the corporation for the fiscal year ending June 30, 2007 was approved.

                                     PART II

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

Quarter Ending:                 High               Low
2004                            ----               ---

December 31, 2004                  $1.25              $1.25

2005
March 30, 2005                     $1.35              $1.00
June 30, 2005                      $1.35              $1.25
September 30, 2005                 $2.10              $1.35
December 31, 2005                  $2.50              $2.50

2006
March 31, 2006                     $2.50              $2.25
June 30, 2006                      $2.60              $2.00
September 30, 2006
  (through September 19, 2006)     $2.50              $0.80

      As of September 19, 2006 there were 338 shareholders of record.

      We have not paid any stock dividends or cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

Recent Sales of Unregistered Securities

      On June 29, 2005, the Company entered into a subscription agreement with certain non-U.S. persons pursuant to which the Company agreed to issue an aggregate of 6,122,450 shares of the Company's common stock for aggregate gross proceeds of AU$1 million (US$762,000). The shares have not been and will not be registered under the Securities Act, and, if in the future the subscriber decides to offer, resell, pledge or otherwise transfer the shares, such shares may be offered, resold, pledged or otherwise transferred only (A) pursuant to an effective registration statement filed under the Act, (B) to non-U.S. persons in an offshore transaction in accordance with Rule 903 or Rule 904 of Regulation S of the Act, (C)
      pursuant to the resale limitations set forth in Rule 905 of Regulation S, or (D) pursuant to an exemption from registration under the Act provided by Rule 144. The net proceeds from the transaction were used for working capital and general corporate purposes.

      On November 16, 2005, the Company entered into a Share Exchange Agreement with PE Patent Holdco and PE Patent Holdco's shareholders (the "PE
      Shareholders"), pursuant to which the Company acquired all of the issued and outstanding shares of stock of PE Patent Holdco in exchange for the issuance in the aggregate of 5,000,000 shares of the Company's common stock to the PE Patent Holdco Shareholders. The Company then transferred the shares of PE Patent Holdco to its wholly owned subsidiary, AMI
      Australia. As a result, PE Patent Holdco became a wholly-owned subsidiary of the Company.

      On April 18, 2006, the Company entered into a Share Exchange Agreement with certain shareholders of Intelligent Medical Technologies Pty Limited
      ("IMT"), pursuant to which the Company acquired seven (7) shares of stock of IMT, representing 7% of the issued and outstanding shares of common stock, in exchange for the issuance in the aggregate of 1,260,000 shares of the Company's common stock to the shareholders of IMT. As a result, IMT became a wholly-owned subsidiary of the Company.

      On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE and Worldwide PE's shareholders, pursuant to which the
      Company acquired all of the issued and outstanding shares of stock of
      Worldwide PE in exchange for the payment of A$3 million (approximately
      US$2.5 million) and the issuance in the aggregate of 16,125,000 shares of the Company's common stock pursuant to Regulation S of the Securities Act of 1933, as amended. The Company then transferred the shares of Worldwide
      PE to its wholly owned subsidiary, AMI Australia. As a result, Worldwide
      PE became an indirect wholly-owned subsidiary of the Registrant.

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

      On January 28, 2005, we entered into a Share Exchange Agreement with AMI
      Australia and all of the shareholders of AMI Australia, pursuant to which the parties agreed that we would acquire 100% of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance of 14,600,000, or 58.4%, of our then outstanding restricted shares of
      Common Stock to the shareholders of AMI Australia. On March 21, 2005, we closed the transaction and issued our shares of Common Stock, resulting in
      AMI Australia becoming our wholly-owned subsidiary.

      On November 17, 2005, we entered into a Share Exchange Agreement with PE
      Patent Holdco Pty Limited, a privately owned Australian company ("PE
      Patent Holdco"), and PE Patent Holdco's shareholders, (the "PE
      Shareholders"), pursuant to which we acquired all of the issued and outstanding shares of stock of PE Patent Holdco in exchange for the issuance in the aggregate of 5,000,000 of our Shares to the PE
      Shareholders. On November 17, 2005 we closed the transaction and issued our shares of Common Stock, resulting in PE Patent Holdco becoming our wholly-owned subsidiary. On November 22, 2005 ownership of PE Patent
      Holdco was transferred by us to our wholly owned subsidiary AMI Australia.

      On April 18, 2006, we acquired the remaining 7% of Intelligent Medical
      Technologies Pty Limited ("IMT") which was previously held by third parties in exchange for 1,260,000 shares of the Company. These shares were subsequently transferred by the Company to AMI Australia. On April 18,
      2006 we closed the transaction and issued our shares of Common Stock, resulting in IMT becoming our wholly-owned subsidiary.

      AMI Australia was established in February 2001 when it entered into an agreement with On Clinic, Health Services For Men Pty Limited and
      Australian Momentum Health Pty Limited to acquire two chains of medical clinics which provide services relating to the treatment of sexual dysfunction. AMI Australia operates 22 clinics in Australia and New
      Zealand. For the year ended June 30, 2006, AMI Australia's revenues were approximately $30.5 million. AMI Australia is the core revenue generator for the Company.

      Our core intellectual property includes: the patent rights held by IMT;
      customer database of more than 300,000 individuals; our Clinic Management
      System (software and hardware) used for customer profile, financial history; logistics management; customer relationship management, clinic booking system and micro-management and internal control; the Australian innovation patent and standard patent application owned by PE Patent
      Holdco; the international patent applications owned by Worldwide PE
      (details of which are set out under Subsequent Event); dosing protocols, treatment manuals and methodologies; scripts: call center booking script, outbound call booking script, outbound sales script, direct sales (over the phone) script, face to face sales script and customer service script/proactive call script; marketing and sales collateral including copyright in advertisements and general know how, trade secrets, concepts and technical information.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

Basis of Accounting

The accompanying financial statements are prepared on an accrual basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI Australia Holdings Pty Limited, AMI
Management Services Pty Limited ("AMI MS") and AMI International Pty Limited
("AMI International") and their direct and indirect wholly-owned subsidiaries:
Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited ("PE"),
Advanced Medical Institute (NZ) Limited ("AMI NZ") and Intelligent Medical
Technologies Pty Ltd ("IMT") and its 50% owned subsidiary, Whygo Video
Conferencing Pty Ltd ("Whygo") (which owns all of the shares in Whygo Limited, a
UK entity). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower. As of June 30, 2006 and 2005 inventory consisted only of finished goods:

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

Foreign Currency

As of June 30, 2006, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in Australian Dollars
(AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52,
"Foreign Currency Translation," with the AUD as the functional currency.
According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders' equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting
Comprehensive Income" as a component of shareholders' equity (deficit).

Research and Development Costs

Research and development costs are charged against income from ordinary activities before income tax as incurred.

Intangible assets

The Company applies the criteria specified in SFAS No. 141, "Business
Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years.
The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The
Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting
Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived
Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed Of," and the accounting and reporting provisions of APB Opinion No.
30, "Reporting the Results of Operations for a Disposal of a Segment of a
Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2006 there were no significant impairments of its long-lived assets.

Segment Reporting

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure
About Segments of an Enterprise and Related Information" requires use of the
"management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS
131 has no effect on the Company's consolidated financial statements as the
Company consists of one reportable business segment.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of
SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

RECENT PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid
Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for
Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting
for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued SFAS 156 "Accounting for Servicing of Financial
Assets" this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS
AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This
Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this
Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

Subsequent Event

      On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE and Worldwide PE's shareholders, pursuant to which the
      Company acquired all of the issued and outstanding shares of stock of
      Worldwide PE in exchange for the payment of A$3 million (approximately
      US$2.5 million) and the issuance in the aggregate of 16,125,000 shares of the Company's common stock valued pursuant to Regulation S of the
      Securities Act of 1933, as amended. The Company then transferred the shares of Worldwide PE to its wholly owned subsidiary, AMI Australia. As a result, Worldwide PE became an indirect wholly-owned subsidiary of the
      Registrant.

      The cash component of the purchase price has been funded by two secured three year term loans in the aggregate principal amount of A$3 million to
      AMI Australia by ANZ Nominees Limited in its capacity as custodian of the
      Professional Pensions PST. The loans are secured by a security interest in all of AMI Australia's assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical
      Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and
      Whygo Video Conferencing Pty Limited) and accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank's current cash rate (currently being an aggregate interest rate of 10.5%).

      As a result of acquiring Worldwide PE, along with its previous acquisition of rights to use the same intellectual property in Australia when it acquired PE Patent Holdco in November 2005, the Company and its
      subsidiaries, hold the right to use, worldwide, the patent applications and the associated pharmaceutical formulations, treatment methodologies and dosing manuals that have been used in the Australian business.

      Worldwide PE owns certain intellectual property consisting solely of a worldwide PCT patent application (Patent No PCT/AU2004/000931 (WO
      2005/004855 A1)) filed with IP Australia, the subsequent individual country applications filed in the United States, the European Union,
      Japan, the People's Republic of China, India and New Zealand made based on that PCT patent application and the worldwide (excluding Australia)
      formulation rights for its premature ejaculation programs. Assuming grant of a patent is obtained, the patents will expire on July 9, 2024.

      The patent applications were made by Dr. Jack Vaisman, the Chief Executive
      Officer, President and Chairman of the Board of Directors of the Company
      and the Founder, President and Chief Executive Officer of AMI Australia,
      on July 11, 2003. Dr. Vaisman assigned the patent applications to
      Worldwide PE in exchange for 1,000,000 shares of Worldwide PE on November
      17, 2005 at which time Dr. Vaisman granted Avina Investments Limited an option to acquire his shareholding in Worldwide PE for A$1.5 million, which option was exercised on July 4, 2006.

      The patent applications relate to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain pharmaceutical formulations which are used in AMI Australia's treatment programs for premature ejaculation. These formulations have previously been used to treat premature ejaculation and other medical conditions.
      Acquisition of the patent applications will give the Registrant and its subsidiaries the ability to exploit the patent applications and associated technology in connection with the provision of premature ejaculation treatment programs in the Territory during the term of the patents and will obviate any future obligation for the Registrant or any of its subsidiaries to pay royalties to a third party for use of the patents.

      Until May 5, 2006, Dr. Vaisman had served as the sole director of
      Worldwide PE when he resigned and Igor Chalik was appointed as director in his place. Nether Dr. Vaisman, nor any other director or officer of the
      Company, AMI Australia or any of the Company's subsidiaries (other than in their capacities with the Company) has or will benefit directly or indirectly from the Company's purchase of Worldwide PE Patent except as stated above. Worldwide PE's assets include the patent applications and the right to use and/or license/sub-license the associated pharmaceutical formulations, treatment methodologies and dosing manuals in the covered jurisdictions.

      Entities controlled by Mr. Richard Doyle, the principal of Doyle Corporate
      Pty Limited, a senior consultant to the Company, received an aggregate of
      A$1,500,000 and 11,000,000 shares of the Company's common stock from the transaction in exchange for shares held in Worldwide PE.

      AMI Australia commissioned PKF Corporate Advisers Pty Limited ("PKF") to perform an independent valuation of the Patents in connection with the proposed acquisition of Worldwide PE and the Board of Directors of the
      Company determined that the aggregate acquisition price of A$24.05 million
      (USD$18.425 million) represented a 4.6% premium to the midpoint of the independent valuation provided by PKF.

Currency Conversion

      As of June 30, 2006 and 2005, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars
(AUD). Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52,
"Foreign Currency Translation", with the AUD as the functional currency.
According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.73010) as of June 30, 2006, stockholder's equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with
SFAS No. 130, "Reporting Comprehensive Income".

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

                                   Three months ended        Twelve months ended
                                        June 30,                  June 30,
                                   2006          2005         2006         2005
                                   ----          ----         ----         ----
      Revenue                       100%          100%         100%        100%

      Cost of Revenue              24.7%         21.2%        26.1%       28.6%

      Gross Profit                 75.3%         78.8%        73.9%       71.4%

      Selling General and
        administrative expenses    67.5%         73.1%        62.9%       66.6%

      Other income and expenses     3.3%        (0.5)%         1.0%        0.3%

      Income before income tax     11.1%          5.2%        12.0%        5.1%

      Income tax expenses           4.2%        (5.6)%         3.9%      (1.3)%

      Net Income                    6.9%         10.8%         8.1%        6.4%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had total liabilities of $9,561,389 including unearned revenue of $3,887,052 and we had a positive net worth of $10,497,919. As of June
30, 2005, we had total liabilities of $4,149,690 including unearned revenue of
$1,803,044 and a positive net worth of $799,801. As at June 30, 2006 our total current assets were $11,242,040, our total current liabilities were $8,561,342 and our net current assets were $2,680,698.

Our aggregate cash balances as at June 30, 2006 were $1,103,243. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. Management has considered further expansion of our business to markets outside of Australia and New Zealand, commenced advertising its services in China on September 4,
2006 and is intending to commence operations in Japan on a small scale in the next few months. In the event that we expand our business outside of our current markets and our planned expansion into Japan and China, we may need to raise additional debt or equity funding in order to undertake such expansion. However, there can be no assurance that we can or will obtain sufficient funds from operations or from additional financings on terms acceptable to us. If we are unable to obtain sufficient additional financing, we may not be able to expand our operations as considered or we could be required to reduce spending and operations.

TWELVE MONTHS ENDED JUNE 30, 2006 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2005

REVENUE. Revenue was $30,453,128 in the twelve months ended June 30, 2006 compared to $15,560,078 in the twelve months ended June 30, 2005, an increase of
$14,893,050 or 95.7%. The increase in revenue in the twelve-month period is primarily attributable to the increase in the number of customers buying treatment programs from us during the twelve months ended June 30, 2006 than in the same period in 2005. We attribute this increase to primarily the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3)
effectiveness of our products.

We recognize all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, our unearned revenue during the twelve months ending June 30, 2006 increased by $2,084,008 to $3,887,052 for the twelve months ending June 30, 2006 compared to an increase of $211,580 to $1,803,044 during the prior twelve months ending June 30, 2005. The increase in unearned revenue in the twelve-month period is primarily attributed to the increase in the number of patients buying treatment programs from us during the twelve months ended June 30, 2006 than in the same period in 2005. We attribute this increase to the following factors:
(1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3)
effectiveness of our products.

Revenue in AMI Australia's premature ejaculation ("PE") treatment programs has increased by $10,076,979 or 176% from $5,734,825 and revenue in AMI Australia's erectile dysfunction ("ED") treatment programs has increased by $4,304,247 or
47% from $9,080,422 in the twelve months ending June 30, 2006, compared to the twelve months ending June 30, 2005. AMI Australia also generated $293,591 in revenue from its prostate programs in the twelve months ending June 30, 2006, compared to nil in the twelve months ending June 30, 2005. The number of patients in AMI Australia's PE and ED treatment programs increased by 123% and
19% respectively compared to the twelve months ending June 30, 2005.

COST OF REVENUE. Cost of revenue increased to $7,940,836 in the twelve months ended June 30, 2006 compared to $4,443,899 in the twelve months ended June 30,
2005 primarily as a result of an increase in the number of staff employed by AMI
Australia, which additional staff was needed to service and sell the additional number of PE, ED and prostate treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 26.1% in the twelve months ended June 30, 2006 compared to 28.6% in the twelve months ended
June 30, 2005. The decrease in the cost of revenue percentage by 2.5% is primarily attributable to the growth in AMI Australia's revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

GROSS PROFIT Gross profit was $22,512,292 in the twelve months ended June 30,
2006 compared to $11,116,179 in the twelve months ended June 30, 2005. As a percentage of revenue, gross profit increased to 73.9% in the twelve months ended June 30, 2006 from 71.4% in the twelve months ended June 30, 2005. The
2.5% increase in the gross profit percentage is primarily attributable to the growth in AMI Australia's revenue and our continued ability to improve margins due to the increase in total costs being less than the increase in total revenue. This is primarily attributable to the growth in AMI Australia's revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $19,153,393 in the twelve months ended June 30,
2006 compared to $10,356,766 in the twelve months ended June 30, 2005. As a percentage of revenue, selling, general and administrative expenses decreased to
62.9% in the twelve months ended June 30, 2006 from 66.6% in the twelve months ended June 30, 2005. The 3.7% decrease as a percentage of revenue was related to the increase in revenue of AMI Australia exceeding the increase in total costs.
This was partly attributable to greater efforts to control costs which were implemented by management during the period and AMI Australia increasing revenues without having to increase its fixed administrative costs.

OTHER INCOME AND EXPENSES. Other income and expenses were $302,782 in the twelve months ended June 30, 2006 compared to $35,015 in the twelve months ended June
30, 2005. As a percentage of revenues, other income and expenses increased to
1.0% in the twelve months ended June 30, 2006 from 0.2% in the twelve months ended June 30, 2005. The increase is related to the settlement of legal issues during the twelve months ended June 30, 2006.

INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES. Income before income tax was
$3,661,681 in the twelve months ended June 30, 2006 compared to $794,428 in the twelve months ended June 30, 2005. This increase was primarily attributable to the increase in revenue and decrease in percentage of costs and expenses during the twelve months ended June 30, 2006. The increase is also attributable to an increase in our product recognition and recognition of the "AMI" name in
Australia.

Income tax expenses were $1,196,487 in the twelve months ended June 30, 2006 compared to $(204,727) in the twelve months ended June 30, 2005. This increase is attributable to the increase in income during the twelve months ended June
30, 2006. As a percentage of gross income, income tax expense rose from (1.4)%
to 3.9% which is attributable to the increasing profitability of the Company.
Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME. Net income was $2,465,194 in the twelve months ended June 30, 2006 compared to $999,155 in the twelve months ended June 30, 2005. This increase is attributable to the reasons set forth above related to the increase in our gross profit percentage, while at the same time maintaining our selling, general and administrative expenses at a nearly consistent level compared to sales.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REVENUE. Revenue was $8,696,717 in the three months ended June 30, 2006 compared to $5,993,412 in the three months ended June 30, 2005, an increase of $2,703,305 or 45.1%. The increase in revenue in the three-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the three months ended June 30, 2006 than in the same period in
2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

We recognize all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, our unearned revenue in the three months ending June 30, 2006 increased by $221,136 to $3,887,052 compared to an increase of $240,299 to
$1,803,044 in the three months ending June 30, 2005. The increase in unearned revenue in the three-month period ended June 30, 2006 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2005. We attribute this increase to the following factors:
(1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3)
effectiveness of our products.

Revenue in AMI Australia's PE treatment programs has increased by $1,620,945 or
57% and revenue in AMI Australia's ED treatment programs has increased by
$1,214,141 or 50% in the three months ending June 30, 2006, compared to the three months ending June 30, 2005. The number of patients in AMI Australia's PE and ED treatment programs increased by 40% and 33% respectively compared to the three months ending June 30, 2005.

COST OF REVENUE. Cost of revenue increased to $2,151,752 in the three months ended June 30, 2006 compared to $1,269,656 in the three months ended June 30,
2005 primarily as a result of an increase in the number of staff employed by AMI
Australia, which additional staff were needed to service and sell the additional number of PE and ED treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 24.7% in the three months ended June 30, 2006 compared to 21.2% in the three months ended June 30,
2005. The increase in the cost of revenue percentage by 3.5% is primarily attributable to the Company hiring additional staff in order to cope with additional anticipated future expansion of the business both in Australia and overseas.

GROSS PROFIT. Gross profit was $6,544,965 in the three months ended June 30,
2006 compared to $4,723,756 in the three months ended June 30, 2005. As a percentage of revenue, gross profit decreased to 75.3% in the three months ended
June 30, 2006 from 78.8% in the three months ended June 30, 2005. The 3.5%
decrease in the gross profit percentage is primarily due to the increase in total costs being more than the increase in total revenue as a result of the additional staff costs referred to above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $5,868,135 in the three months ended June 30, 2006 compared to $4,383,309 in the three months ended June 30, 2005. As a percentage of revenue, selling, general and administrative expenses decreased to 67.5% in the three months ended June 30, 2006 from 73.1% in the three months ended June
30, 2005. The 5.6% decrease as a percentage of revenue was related to the increase in revenue of AMI Australia exceeding the increase in total costs. This was partly attributable to greater efforts to control costs which were implemented by management during the period and AMI Australia increasing revenues without having to increase fixed administrative costs.

OTHER INCOME AND EXPENSES. Other income and expenses were $281,625 in the three months ended June 30, 2006 compared to $(26,462) in the three months ended June
30, 2005. As a percentage of revenue, other income and expenses increased to
3.3% in the three months ended June 30, 2006 from (0.5)% in the three months ended June 30, 2005. The increase is due to the settlement of legal issue and government grant received by IMT during the three months ended June 30, 2006.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES. Income before income tax was $958,455 in the three months ended June 30, 2006 compared to $313,985 in the three months ended June 30, 2005. This increase was attributable to the increase in revenue resulting from additional advertising expenditure during the three months ended June 30, 2006. The increase is also attributable to an increase in our product recognition and recognition of the "AMI" name in Australia.

Income tax expenses were $361,551 in the three months ended June 30, 2006 compared to $(336,286) in the three months ended June 30, 2005. This increase is primarily attributable to the increase in income during the three months ended
June 30, 2006. As a percentage of gross income, income tax expense rose from
(5.6)% to 4.2% which is attributable to the increasing profitability of the
Company. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME. Net income was $596,904 in the three months ended June 30, 2006 compared to $650,271 in the three months ended June 30, 2005. This minor decrease is attributable to the Company being required to incur income tax expenses during this quarter, which was not the case in the corresponding quarter in the prior year.

Accounting Treatment of the AMI Australia Acquisition Transaction

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
STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE
DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE
ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT
OR STATEMENTS. We are subject to, among others, the following risks:

RISKS ASSOCIATED WITH OUR BUSINESS.

Our business may be adversely effected by competition in the market for the treatment of sexual dysfunction.

Our business is operating in a competitive market in the erectile dysfunction
("ED") segment and our competitors have significantly greater resources. It is likely that new competitors will emerge in the short to medium term which may have an adverse impact on our business.

While we do not have any current known competitors to our premature ejaculation
("PE") business in Australia, New Zealand, China or Japan it is likely that competitors will emerge in the short to medium term which may have an adverse impact on our business. There are various PE treatments under development internationally which may enter the Australian market in the short to medium term and which could impact on our ability to expand our PE business internationally.

An inability to respond quickly and effectively to new trends could adversely impact our competitive position.

Any failure to maintain the level of our technological capabilities or to respond effectively to technological changes could adversely affect our ability to retain existing business and secure new business. We will need to constantly seek out new products and develop new solutions to maintain in our portfolio. If we are unable to keep current with new trends, our competitors' services, technologies or products may render us noncompetitive and our services and products obsolete.

Increases in staffing costs could adversely affect our business.

Our business is labor intensive and we are highly dependent on the provision of services by highly qualified personnel. These resources are scarce and we may face competition for these services which could result in increased expenses for the business. These labor expenses constitute a significant component of our overall cost of doing business and increases in these expenses may adversely impact our business.

Increases in advertising expenses and/or decreases in the effectiveness of our advertising could result in higher expenses with no corresponding increase in revenue.

Our current business model is significantly reliant upon advertising and changes to the costs associated with that advertising or a decrease in the effectiveness of that advertising could have a significant adverse impact on the revenue and/or profitability of our business.

Increases in cost for pharmaceutical compounds and other chemicals could adversely affect our business.

We arrange for patients to be provided with medications. Significant increases in the price of medications or other chemicals used to make the medications could increase the overall expense of the Company doing business and reduce its profitability.

We are subject to risks associated with joint ventures and third party agreements.

We are involved in a joint venture relating to Whygo and have recently established a joint venture to commence operations in Japan. We are also in the process of exploring several further joint ventures relating to our potential offshore expansion. There can be no assurance that we will find a suitable joint venture partner as a result of our discussions.

Further development of IMT's technology is also dependent on contractual arrangements with various consultants. In addition, AMI Australia has third party contractor agreements with its doctors and compounding pharmacies. We may incur significant costs if issues or disputes arise in relation to those arrangements and joint ventures and our future operation, growth and expansion is dependent on the success of those arrangements.

We may be subject to product liability claims which could negatively impact our profitability.

We arrange for our patients to be treated with pharmaceutical products, which involves risks such as product contamination or spoilage, product tampering and other adulteration of pharmaceutical products. We may be subject to liability if the consumption of any of our products causes injury, illness or death. A significant product liability judgment against us may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, any negative publicity surrounding such assertion that products provided through our treatment programs caused illness or injury could adversely affect our reputation with existing and potential customers and including irreparable harm to our corporate and brand image.

We have limited business liability insurance coverage.

We have limited business liability insurance coverage for our operations. Any loss due to business disruption, litigation or natural disaster may exceed or may be excluded from the insurance coverage we have and could result in substantial expenses and a diversion of resources. We do not have liability insurance to cover any operations outside of Australia or New Zealand and likely would need to put such insurance in place in the event that we commence operations outside these geographic areas. We do not have liability insurance policies in place covering our operations in China, nor do we intend to procure such coverage. We have not yet explored insuring operations in Japan.

We may experience negative results from our plans for expansion.

We may, in the future, acquire new Australian clinic facilities and may expand our business beyond Australia, New Zealand, China and Japan. Entering into any expansion transaction entails many risks, any of which could have a negative impact on our business, including: (a) diversion of management's attention from other business concerns; (b) failure to integrate the acquired company with our existing business; (c) additional operating expenses not offset by additional revenue; and (d) dilution of our stock as a result of issuing equity securities.
Any expansion globally also entails additional risks relating to operating our business in environments with different legal and regulatory systems and business customs than those in Australia and New Zealand, incurring additional costs in locating and retaining those professionals with expertise in these area. There is also the likelihood that significant start up costs will be incurred and that it may take time to achieve successful market penetration in new markets. We may discover that global operations are less profitable than existing operations and that losses may be incurred. In addition, we have just commenced operations in China and intend to shortly start operations in Japan, each of which have substantially different regulatory regimes, market practices and customs from Australia, the impact of which cannot be determined at the time of this report.

We may be unable to implement our acquisition or expansion strategy and as a result, we may be less successful in the future.

We may not be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us. Additionally, financing, if needed, to complete acquisitions may not always be available on satisfactory terms.
Further, our acquisition strategy presents a number of risks to us, including adverse effects on our earnings after each acquisition, diversion of management's attention from our core business, failure to retain key acquired personnel and other risks from unanticipated events or liabilities arising after each acquisition. Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected should certain patents expire or if our intellectual property becomes widely available.

We are currently exploiting or planning to exploit patented technology in our existing businesses and intend to continue to exploit such technology if we expand further internationally. Our ability to do business in a similar manner may be adversely affected by the expiration of those patents and if our competitors utilize such technology to compete with our businesses.

Some of our patent applications have yet to be approved by the relevant regulatory body. The inability to obtain patent protection for our technology or misappropriation of our intellectual property could adversely affect our competitive position.

Our success depends on our medication formulations and internally developed know-how, and related intellectual properties. Management regards this intellectual property as proprietary and has and will continue to attempt to protect such intellectual property by seeking patents, copyrights or trademarks
(as appropriate), and by invoking trade secret laws and entering into confidentiality and nondisclosure agreements with third parties. Despite these precautions, it may be possible for a third party to obtain, misappropriate and use our services or intellectual property.

We may need to resort to litigation in the future to enforce or to protect our intellectual property rights. In addition, our intellectual property and patents may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we would need to defend ourselves against such challenges, and such defenses could result in substantial costs and the diversion of resources which could materially harm our business.

Our products may infringe upon the intellectual property rights of others, which could cause damages that may increase our costs and negatively affect our profitability.

Third parties may in the future assert against us misappropriation claims or claims that we have infringed a patent, copyright, trademark or other proprietary right belonging to them. Any claim, even if not meritorious, could result in the expenditure of significant financial and managerial resources and could negatively affect our profitability.

Our ongoing research and development activities are, and the production and marketing of our pharmaceutical products and services and medical devices derived therefrom will be, subject to regulation by numerous governmental authorities in Australia and elsewhere, principally the Therapeutics Goods
Administration, or "TGA" and the functional equivalent bodies in the United
States, Europe, Asia and elsewhere.

Under our current business model, our medical formulations are able to be provided through a compounding pharmacy in Australia on an individual prescription basis. We may need to make variations to our business model to commence operations in certain jurisdictions outside Australia and New Zealand and there may be other jurisdictions where we would need to fully comply with clinical trial requirements.

Our nebulizer medical device is currently undergoing an extensive regulatory approval process mandated by the TGA prior to marketing and use in Australia and, to the extent that our nebulizer is marketed internationally, it will likely have to go through additional regulatory approval by foreign regulatory agencies. This review process can take considerable time and require substantial expense. We must obtain regulatory approval from the respective agencies in countries outside of Australia. We can make no guarantees that such approvals will be granted.

Delays in obtaining regulatory approvals would adversely affect the development and commercialization of our nebulizer device. We cannot be certain that we will be able to obtain the clearances and approvals necessary for manufacturing and marketing our nebulizer device.

We may have future capital needs for which we will need to access additional financing. Additional financing could dilute our current stockholders' equity interests.

We currently anticipate that our available funds and resources, including sales, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months within Australia and New Zealand. We also anticipate that we have sufficient funds to expand into China and Japan on a small scale, however there is a risk that our budgets may be incorrect and that such finance may prove inadequate or that we may decide to expand more quickly and into other markets and that we may need to raise additional funds in the future in order to fund more research and development and more rapid expansion and to develop new or enhanced products.

If additional funds are raised through the issuance of equity or debt securities, our current stockholders may experience dilution and any such securities may have rights, preferences or privileges senior to those of the rights of our common stock.

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

We may not be able to retain our key management or contractors.

We are highly dependent on the services of Dr. Jacov (Jack) Vaisman, Mr. Dilip
Shrestha and Mr. Forhad (Tony) Khan, as well as the other principal members of our management and scientific staff and the services of Doyle Corporate Pty
Limited and its principal Richard Doyle. The loss of one or more of such persons could substantially impair ongoing research and development programs. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and medical treatment companies and we may have to pay higher salaries to attract and retain personnel.

Much of our intellectual property has been devised and developed by Dr. Vaisman and the loss or impairment of his services could significantly affect our ability to fully exploit our intellectual property or affect our ability to develop new intellectual property.

Our stock price is highly volatile.

Our stock price has fluctuated significantly. There is a significant risk that the market price of our common stock could decrease in the future in response to any of the following factors, some of which are beyond our control:

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

Potential impact of current litigation

We may be adversely affected as a result of current matters in litigation.

We may be subject to adverse publicity, costs orders and damages if we lose the legal actions we are currently involved in.

Our common stock may become subject to "penny stock" rules.

Our common stock may become subject to the United States Securities and Exchange
Commission's penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Due to the fact that we have net tangible assets of USD5,000,000 or less and our common stock has a market price per share of less than USD5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the
Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

      o     must make a special written suitability determination for the purchaser;
      o     must receive the purchaser's written agreement to a transaction prior to sale;
      o     must provide the purchaser with risk disclosure documents which identify certain risks associated with investing in "penny stocks"
            and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and
      o     must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

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

As directed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange
Commission adopted rules requiring public companies to include a report of management on the Company's internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing the Company's financial statements must attest to and report on management's assessment of the effectiveness of the Company's internal controls over financial reporting.

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

We are subject to the risks associated with doing business in Australia and
Asia.

As most of our current operations are conducted in Australia, New Zealand and
Asia the Company is subject to special considerations and significant risks not typically associated with companies operating in North America and Western
Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in
Australia, New Zealand and Asia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

We are subject to risks associated with the domicile, place of incorporation and place of residence of AMI Australia and the Company's directors and officers.

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

We are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Compliance with the Foreign Corrupt
Practices Act could adversely impact our competitive position and failure to comply could subject us to penalties and other adverse consequences. We have attempted to implement safeguards to prevent and discourage non-compliant conduct by our employees and agents. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse affect on our business, financial condition and results of operations.

We may experience an impact due to Australian, New Zealand, Chinese or Japanese
Regulation of the pharmaceutical and/or medical services industry.

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

Effects of International Sales.

We intend to market our current and future services in most major world markets.
A number of risks are inherent in international transactions. In order for us to market our services in the U.S., Europe, Australia, Canada, Asia and certain other foreign jurisdictions, we may have to obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality and advertising rules and regulations. There can be no assurance that we will be able to obtain or maintain regulatory approvals or clearances in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals or clearances.

MedCare Centers of America, Inc. ("MedCare"), a Florida based company, has contended that in 2000, Dr. Vaisman, acting as an individual, and others provided MedCare an exclusive license for his ED treatments covering their application in North America. Were MedCare's rights to prove enforceable as against the Company, this could severely restrict the growth prospects otherwise represented by the North American market. Although Dr. Vaisman disputes the validity of the purported license agreement, he has, nevertheless, served
MedCare with a notice of termination which notice expired on July 22, 2006 without any response from MedCare. It is possible that MedCare may contest this termination at some time in the future and there can be no guarantee as to the outcome of this potential dispute. Based, among other things, upon MedCare's failure to take any steps to exploit the rights it claims to have, its failure to pay any royalties whatsoever to Dr. Vaisman and its failure to enforce its purported rights against at least one third party, the Company believes Dr.
Vaisman's letter of termination to be valid. Nonetheless, the Company believes that if the matter proceeds to litigation and a court ruled in favor of MedCare, the Company's ability to offer ED treatments in North America may be adversely affected.

Fluctuations in currency exchange rates may adversely affect the demand for our services by increasing the price of our services in the currency of the countries in which the services are marketed.

Our consolidated financial statements are presented in Australian and U.S.
dollars. Fluctuations in the rates of exchange between U.S. dollar and other foreign currencies may negatively impact our financial condition and results of operations. As we expand our presence into international markets, we expect the percentage of both our revenues and expenditures denominated in non-Australian dollars to increase. For the foreseeable future, we expect our expenditures to be predominantly denominated in Australian dollars, resulting primarily from our activities in Australia, and expects capital expenditures to be denominated in
Australian dollars. Our expansion into China and Japan will also expose us to currency fluctuations relating to Japanese Yen and Chinese Renmimbi.

We may experience a risk of revenue reduction due to currency conversions.

At this time substantially all of our revenue, expenses and capital purchasing activities are transacted in Australian Dollars. Our revenue, expenses and capital purchasing activities which are not in Australian Dollars are transacted in U.S. Dollars, New Zealand Dollars, Euro and Renmimbi. Capital transactions will always be reported based on the current exchange rates, resulting gains and losses from historical rates are charged or credited directly to Stockholders'
Equity. Revenues and expenses will be converted using the weighted-average exchange rates for the periods being reported. Any major fluctuation in the average exchange rate between the Australian Dollar and the U.S. Dollar during a period will effect our results of operations reported as reported in U.S.
Dollars.

To the extent future revenue is denominated in foreign currencies, we would be subject to increased risks relating to foreign currency exchange rate fluctuations that could have a material adverse affect on our financial condition and operating results. To date, we have not engaged in any hedging transactions in connection with our operations.

We are subject to a risk that our current patent applications may not be granted.

The Company has pending certain patents relating to the treatment of premature ejaculation. We can make no guarantee that these patents will be granted and, if the patents are rejected, the intellectual property underlying these patents will then reside within the public domain and the Company would not have any patent protection from competition using its intellectual property. While the
Company believes that formulation secrets not contained in the patent applications will create a barrier to entry, there can be no guarantee that such a barrier will prove sufficient. In the event that such competition were to arise, it could adversely affect the Company's market share, pricing power, profitability and prospects as a going concern.

We are subject to risks associated with our method of patient consultation. We may experience risks due to dispensing medication through prescriptions written by our doctors after our over-the-phone consultations.

The Company retains doctors to consult with patients over the phone and to write prescriptions on the basis of these telephone consultations. Telephone diagnosis and prescription is widely considered, in many countries including Australia, appropriate for some ailments but not for others. Telephone diagnosis and prescription written as a result of such consultation may be deemed unsuitable either in general or for those treatments that the Company provides and as a result, the Company has assumed this risk in its current business model. If over-the-phone diagnosis and prescriptions were prohibited, the Company could be subject to a substantial increase in costs due to the need for full-time physicians at each clinic and, further, could result in lost sales as a result of potential customers being unable or unwilling to see a doctor in person.
Furthermore, such a requirement could significantly impair the Company's future profitability and prospects as a going concern.

Our current Business Model may not be profitable in international markets.

We have limited experience in operating outside of Australia and New Zealand, and failure to achieve our overseas expansion strategy may have an adverse effect on our business growth in the future. Our future growth depends, to a considerable extent, on our ability to expand our customer base in both the domestic and overseas markets. We have limited experience with foreign regulatory environments and market practices, and cannot guarantee that we will be able to penetrate any overseas market. In connection with our initial efforts to expand overseas, we may encounter many obstacles, including cultural and linguistic differences, difficulties in keeping abreast of market, business and technical developments in foreign jurisdictions, and political and social disturbances. Failure in the development of overseas markets may have an adverse effect on our business growth in the future.

We may not achieve the widespread brand recognition necessary to succeed outside of Australia.

We believe it is imperative to our long term success that we obtain significant market share for our services before other competitors enter the market.
Therefore, we must quickly establish recognition of our brand. This will require us to must make substantial expenditures on product development, strategic relationships and marketing initiatives in new markets. In addition, we must devote significant resources to ensure that our customers are provided with a high quality product and a high level of customer service. Many of our potential competitors may have substantially greater financial, marketing and other resources and potentially greater access to content and distribution channels than us. We cannot be certain that we will have sufficient resources to achieve the early and widespread brand recognition we believe necessary to realize commercial acceptance of our services.

Regulations in international markets relating to advertising could adversely affect our business.

Our business model is dependant upon advertising and marketing. Our current model may not be able to be enacted internationally due to regulatory requirements in the relevant jurisdictions. In certain countries (including
Australia), advertisers, advertising agencies and companies that engage in advertising activities are liable for the accuracy of the content of advertisements and they have to ensure that the advertised products, activities and services are in full compliance with applicable law. We do not plan to do business in countries, in which the advertising of our services and/or pharmaceuticals in the manner we advertise in Australia would be illegal. If we are found to be in breach of advertising law requirements, we could be subject to liability and penalties under the respected laws of such country. These penalties may include fines, confiscation of profits, order to cease the dissemination of the advertisement and orders to publish an advertisement correcting the misleading information. Any such action by any relevant regulatory body, whether or not it is ultimately successful, could distract management attention and have a material adverse effect on our business and financial condition or results of operations.

Regulations in international markets relating to pharmaceuticals could adversely affect our business.

Our business model is dependant upon the distribution of pharmaceutical prescriptions. Our current model may not be enacted internationally. In certain countries, we may be subject to state or national laws governing the distribution and compounding of pharmaceuticals. We may be required to expend substantial unforeseen resources to comply with such regulations. Failure to comply with such regulations could cause a significant disruption in our business domestically and internationally as it could distract management attention and have a material adverse effect on our business and financial condition or results of operations.

Inability to hire experienced and capable employees or executives in non-Australian markets could adversely affect our business in such markets.

We rely heavily on the performance of our officers and key employees in
Australia. Any international expansion will be dependent on our ability to retain and motivate qualified personnel in those markets, especially in management. If we do not succeed in attracting new qualified employees, our business could suffer significantly. Competition for qualified personnel is intense in certain markets, and we may be unable identify, attract, hire, train, assimilate, or retain a sufficient number of highly skilled managerial, marketing and technical personnel necessary to implement our business plan outside of Australia.

Item 7.        Financial Statements.

            Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report on Form 10-KSB.

Item 8.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      On March 29, 2006, the Company accepted the resignation of its principal independent accountant, Lichter, Yu & Associates ("Lichter"), which resignation also extended to AMI Australia and the Company's other subsidiaries effective immediately. The resignation of Lichter as the
      Company's principal independent accountant was accepted and approved by the Company's Board of Directors.

      Lichter, engaged by AMI Australia prior to its reverse merger with the
      Company, was engaged by the Company to commence its duties on January 24,
      2005 and resigned as of March 29, 2006 (the "Engagement Period"). In connection with the Company's share exchange with AMI Australia, Lichter performed an audit of the financial statements of AMI Australia, which is now a wholly-owned subsidiary of the Company. Lichter's reports on the
      Company's financial statements for the fiscal year ended June 30, 2005 and the subsequent interim period preceding the termination, contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for both years were qualified as to uncertainty regarding the Company's ability to continue as a going concern.

      During the Engagement Period, there were no disagreements between the
      Company and Lichter on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Lichter's satisfaction, would have caused Lichter to make reference to the subject matter of the disagreement in connection with its report, and there were no disagreements between AMI
      Australia and Lichter on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Lichter's satisfaction, would have caused Lichter to make reference to the subject matter of the disagreement in connection with its report for AMI Australia.

      On March 29, 2006, the Company engaged Kabani & Company, Inc. ("Kabani")
      to serve as its new principal independent accountant in connection with the audit of its financial statements for the year ended June 30, 2006.
      The decision to engage Kabani as the Company's principal independent accountants was approved by the Company's Board of Directors on March 29,
      2006.

      During its fiscal year ended December 31, 2004 and June 30, 2005 and in the subsequent interim periods prior to the resignation of Lichter, neither the Company nor AMI Australia consulted with Kabani concerning (i)
      the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements and no written or oral advice was provided by Kabani that was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issue, or (ii) any matter that was either the subject of a disagreement or event, as set forth in Item 304(a)(1)(iv) of
      Regulation S-B.

            There were no disagreements with accountants on accounting and financial disclosures.

Item 8A. Controls and Procedures.

Evaluation of Disclosure on Controls and Procedures.

      Under the supervision and with the participation of our management, including the principal executive officer and the principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the
Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and
Exchange Commission ("SEC") reports is accumulated and communicated to management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the
Company, including our consolidated subsidiaries.

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

       None.

                                    PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act.

      Since June 30, 2006, and as of the date hereof our directors and executive officers are as follows:

                  Name                     Age                Position
                  ----                     ---                --------

           Jacov (Jack) Vaisman             60      Chief Executive Officer,
                                                    President and Director

           Dilip Shrestha                   29      Chief Financial Officer

           Forhad (Tony) Khan               44      Executive Vice President,
                                                    Secretary and Director

           Anatoly Fanshil                  55      Director

           Mark Shabshay(1)                 57      Director

           Spiro Baramilis                  48      Director

      DR. JACOV (JACK) VAISMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR
      - Dr. Vaisman has served as the Company's Chief Executive Officer,
      President and as a Director since March 21, 2005. Dr. Vaisman is a pioneer in the sexual dysfunction business in Australia. Since 2001, he has served as the managing director and chief executive officer of AMI Australia. He is responsible for the overall management and strategic direction of AMI
      Australia's impotency operations. Dr. Vaisman is also currently a consultant to and shareholder in Yayasan On Clinic, which operates a similar business in Indonesia. From 1993 through 2001, Dr. Vaisman was the founder and director of On Clinic International in Australia, the predecessor company to AMI Australia. The holder of a Bachelor of
      Medicine, a Master of Gynecology and a PhD in Medical Science, Dr. Vaisman
      has more than 35 years of experience and expertise in the field of sexual health care provision and was recently granted an innovation patent in the field of premature ejaculation treatment by the Australian patent office.

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

      FORHAD (TONY) KHAN, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR - Mr.
      Khan has served as the Company's Executive Vice President since July 30,
      2005, he has been the Company's Secretary and a Director since March 21,
      2005. Mr. Khan also served as the chief operating officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Khan was the General
      Manager of AMI Australia. Prior to joining AMI Australia, Mr. Khan was the
      Director and sole operator of Australian Momentum Health Pty Ltd. Mr. Khan was Sales Manager and then Operations Manager for On Clinic International prior to establishing AMH. Mr. Khan holds a Masters degree in Commerce and
      Accounting and has been involved in the industry for over ten years.

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

      (1) On September 26, 2006 the Company announced that Mr. Mark Shabshay resigned as a director. There were no disagreements between Mr. Shabshay and the Company on any matter relating to the Company's operations, policies or practices that resulted in his resignation.

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

Code of Ethics

      On April 30, 2005, we adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer
      (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), and other persons who perform similar functions. A copy of our Code of Ethics is filed as Exhibit 14.1 to our
      Annual Report for the fiscal year ended December 31, 2004 on Form 10-KSB.
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

Item 10.       Executive Compensation.

The following tables reflects the cash compensation we paid, as well as certain other compensation paid or accrued, during each of our last three fiscal years to the identified persons (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------

                 Year         Annual Compensation (1)                              Long-term Compensation
-----------------------------------------------------------------------------------------------------------------------
                                                                         Awards              Long-Term
                                                          Restricted      Securities    Incentive
 Name and                                Other Annual       Stock         Underlying    Plan           All Other
principal              Salary    Bonus   Compensation      Award(s)      Options/SARs   Payouts       Compensation
 position                ($)       ($)     ($) (1)           ($)             (#)          ($)           ($) (2)
-----------------------------------------------------------------------------------------------------------------------
Jack Vaisman,    2006   288,920   103,837        27,489           -0-             -           112,563           -0-
CEO (2)
-----------------------------------------------------------------------------------------------------------------------
                 2005   260,000       -0-           -0-           -0-             -                             -0-
-----------------------------------------------------------------------------------------------------------------------
                 2004       -0-       -0-           -0-           -0-             -                             -0-
-----------------------------------------------------------------------------------------------------------------------
Dilip                                                                             -
Shrestha,
CFO (3)          2006    85,999       -0-           -0-           -0-                           7,753           -0-
-----------------------------------------------------------------------------------------------------------------------
                 2005    81,750       -0-           -0-           -0-             -                             -0-
-----------------------------------------------------------------------------------------------------------------------
                 2004       -0-       -0-           -0-           -0-             -                             -0-
-----------------------------------------------------------------------------------------------------------------------
Tony Khan,                                                                        -
Executive
Vice
President (4)    2006   161,378    51,913        27,325           -0-                          12,032           -0-
-----------------------------------------------------------------------------------------------------------------------
                 2005   133,750       -0-           -0-            -0-            -                             -0-
-----------------------------------------------------------------------------------------------------------------------
                 2004       -0-       -0-           -0-            -0-            -                             -0-
-----------------------------------------------------------------------------------------------------------------------

(1) Management has concluded that the aggregate amounts of perquisites and other personal benefits paid to the named individuals do not exceed the lesser of
$50,000 or 10% of the compensation reported in the table for such individuals.

(2) AMI Australia Holdings Pty Limited ("AMI Australia"), a wholly owned subsidiary of the Company, has an employment agreement with Dr. Vaisman, effective as of July 1, 2005 which continues in perpetuity unless earlier terminated in accordance with the terms of the employment agreement. Pursuant to his employment agreement, Dr. Vaisman is entitled to receive an annual base salary of AUD350,000, approximately USD260,000, subject to increases as shall be determined by the Company's board of directors and management of AMI Australia.
In addition, the annual salary of Dr. Vaisman shall be supplemented by a discretionary bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI
Australia will also contribute retirement benefits (superannuation) for Dr.
Vaisman in accordance with Australian legal requirements.

(3) AMI Australia has an employment agreement with Mr. Shrestha whereby he is entitled to receive an annual base salary of AUD110,000, approximately
USD81,750, subject to increases as shall be determined by the Company's board of directors and management of AMI Australia. In addition, the annual salary of Mr.
Shrestha shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits
(superannuation) for Mr. Shrestha in accordance with Australian legal requirements. On August 9, 2006, Mr. Shrestha's base salary was raised to
AU160,000 (USD121,846).

(4) AMI Australia has an employment agreement with Mr. Khan whereby he is entitled to receive an annual base salary of AUD180,000, approximately
USD133,750, subject to increases as shall be determined by the Company's board of directors and management of AMI Australia. In addition, the annual salary of
Mr. Khan shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits
(superannuation) for Mr. Khan in accordance with Australian legal requirements.
On August 9, 2006, Mr. Khan's base salary was raised to AU210,000 (USD159,923).

                           OPTION/SAR GRANTS DURING 2006 FISCAL YEAR (INDIVIDUAL GRANTS)

---------------------------------------------------------------------------------------------------------------------------------
                                     Individual Grants                                            Potential
                                                                                              Realizable Value
                                                                                              at Assumed Annual    Alternate to
                                                                                               Rates of Stock      (f) And (g):
                                                                                             Price Appreciation     Grant Date
                                                                                               for Option Term        Value
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                                    Grant Date
                                                                                                5%          10%     Present Value
                                                                                              ($)(f)       ($)(g)     $ (h)
---------------------------------------------------------------------------------------------------------------------------------
                            Number of        Percent of Total
                           Securities       Options Granted to    Exercise
                       Underlying Options      Employees in        or Base     Expiration
       Name                 Granted            Fiscal Year         Price          Date
---------------------------------------------------------------------------------------------------------------------------------
Jack Vaisman, CEO               0                    0                0            N/A           -         -            -
---------------------------------------------------------------------------------------------------------------------------------
Dilip Shrestha, CFO             0                    0                0            N/A           -         -            -
---------------------------------------------------------------------------------------------------------------------------------
Tony Khan, Executive
Vice President                  0                    0                0            N/A           -         -            -
---------------------------------------------------------------------------------------------------------------------------------

                AGGREGATED OPTION/SAR EXERCISES DURING 2006 FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------------------------------
                     Shares                        Number of Securities Underlying
                    Acquired        Value            Unexercised Options/SARs At         Value of Unexercised In-The-Money
                       on          Realized              Fiscal Year-End (#)              Options/SARs At Fiscal Year-End
     Name           Exercise (#)     ($)             Exercisable/Unexercisable             ($) Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------------------
                                                  Exercisable       Unexercisable        Exercisable       Unexercisable
---------------------------------------------------------------------------------------------------------------------------------
Jack Vaisman,
CEO                     0              -                -                  -                   -                  -
---------------------------------------------------------------------------------------------------------------------------------
Dilip
Shrestha, CFO           0              -                -                  -                   -                  -
---------------------------------------------------------------------------------------------------------------------------------
Tony Khan,
Executive
Vice President          0              -                -                  -                   -                  -
---------------------------------------------------------------------------------------------------------------------------------

                      EQUITY COMPENSATION PLAN INFORMATION

We do not have any equity compensation plans.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN-CONTROL

      As at September 12, 2006, none of our officers and/or directors received any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. However, compensation to officers is paid pursuant to employment contracts with our wholly-owned subsidiary, AMI Australia Holdings Pty Limited ("AMI
      Australia"). We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees. None of our executive officers or directors owned any securities exercisable for or convertible into our Common Stock as of May 12, 2006.

      On August 29, 2005, AMI Australia executed an employment agreement with
      Dr. Jacov (Jack) Vaisman, the Company's Chief Executive Officer and
      President and AMI Australia's Chief Executive Officer. The employment agreement is effective as of July 1, 2005 and continues in perpetuity unless earlier terminated in accordance with the terms of the employment agreement. The Board of Directors of the Company approved the employment agreement by unanimous written consent on August 29, 2005. Pursuant to his employment agreement, Dr. Vaisman is entitled to receive an annual base salary of AUD350,000, approximately USD260,000, subject to increases as shall be determined by the Company's board of directors and management of
      AMI Australia. In addition, the annual salary of Dr. Vaisman shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus
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

      Pursuant to his employment agreement, Mr. Shrestha is entitled to receive an annual base salary of AUD110,000, approximately USD81,750, subject to increases as shall be determined by the Company's board of directors and management of AMI Australia. In addition, the annual salary of Mr.
      Shrestha shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Shrestha in accordance with
      Australian legal requirements. On August 9, 2006, Mr. Shrestha's base salary was raised to AU160,000 (USD121,846).

      Pursuant to his employment agreement, Mr. Khan is entitled to receive an annual base salary of AUD180,000, approximately USD133,750, subject to increases as shall be determined by the Company's board of directors and management of AMI Australia. In addition, the annual salary of Mr. Khan shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Khan in accordance with Australian legal requirements. On August 9, 2006, Mr. Khan's base salary was raised to
      AU210,000 (USD159,923).

                            COMPENSATION OF DIRECTORS

DIRECTORS' FEES. Directors receive no compensation for serving on the Board of
Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

                                 INDEMNIFICATION

The Company's Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Revised Statutes of the State of
Nevada. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Nevada law, including in circumstances in which indemnification is otherwise discretionary under Nevada law. The Company has entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers
(other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors' and officers'
insurance if available on reasonable terms.

Item 11.       Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters.

      The following table sets forth, as of September 1, 2006, certain information concerning the beneficial ownership of our Common Stock by (i)
      each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

                                        Shares Beneficially
 Name and Address of Beneficial Owner        Owned (1)          Percent of Class
-------------------------------------- ----------------------- -----------------

Jacov (Jack) Vaisman (2)                   10,250,000                    27.35%

Huntleigh Investment Fund Limited
49 Micoud Street
Castries, St. Lucia                         5,104,105 (3)                13.65%

Forhad (Tony) Khan (2)                        250,000                         *

Dilip Shrestha (2)                                  0                         *

Anatoly Fanshil (2)                           900,000                      2.4%

Mark Shabshay (2)(4)                                0                         *

Spiro Baramilis (2)                                 0                         *

All Directors and Officers (6 people)      11,400,000                    30.49%

                                       42

-------------
* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the
Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the "Currently Exercisable Options"). Each beneficial owner's percentage ownership is determined by assuming that the Currently
Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted. The persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2) The address of the beneficial owner is c/o AMI Australia Holdings Pty
Limited, Level 1, 204-218 Botany Road, Alexandria, NSW, Australia 2015.

(3) Based on information reported by Hunteigh Investment Fund Limited on
Schedule 13G dated January 7, 2005 filed with the Securities and Exchange
Commission on December 13, 2006.

(4) On September 26, 2006 the Company announced that Mr. Mark Shabshay resigned as a director. There were no disagreements between Mr. Shabshay and the Company on any matter relating to the Company's operations, policies or practices that resulted in his resignation.

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

2.2         Share Exchange Agreement, dated November 16, 2005 (incorporated herewith by reference to Exhibit 2.2 to Advanced Medical Institute
            Inc.'s Current Report on Form 8-K dated November 16, 2005 and filed with the Securities and Exchange Commission on November 17, 2005).

2.3         Share Exchange Agreement, dated April 18, 2006 (incorporated herewith by reference to Exhibit 2.2 to Advanced Medical Institute
            Inc.'s Current Report on Form 8-K dated April 18, 2006 and filed with the Securities and Exchange Commission on April 19, 2006).

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

10.4        Employment Agreement between AMI Australia and Jacov (Jack) Vaisman
            (incorporated herewith by reference to Exhibit 10.4 to Advanced
            Medical Institute Inc.'s Current Report on Form 8-K dated August 29,
            2005 and filed with the Securities and Exchange Commission on August
            30, 2005).

10.5        Consultant Agreement between AMI Australia and Doyle Corporate Pty
            Limited (incorporated herewith by reference to Exhibit 10.1 to
            Advanced Medical Institute Inc.'s Current Report on Form 8-K dated
            April 24, 2006 and filed with the Securities and Exchange Commission on April 24, 2006).

10.6        Share Exchange Agreement dated as of September 8, 2006 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute
            Inc.'s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.7        Loan Agreement between AMI Australia and ANZ Nominees Limited as
            Custodian for the Professional Pension PST - Super dated September
            8, 2006 (incorporated herewith by reference to Exhibit 10.2 to
            Advanced Medical Institute Inc.'s Current Report on Form 8-K dated
            September 8, 2006 and filed with the Securities and Exchange
            Commission on September 11, 2006).

10.8        Loan Agreement between AMI Australia and ANZ Nominees Limited as
            Custodian for the Professional Pension PST - Pension dated September
            8, 2006 (incorporated herewith by reference to Exhibit 10.3 to
            Advanced Medical Institute Inc.'s Current Report on Form 8-K dated
            September 8, 2006 and filed with the Securities and Exchange
            Commission on September 11, 2006).

10.9        Fixed and Floating Charge Agreement between AMI Australia and ANZ
            Nominees Limited as Custodian for the Professional Pension PST -
            Super dated September 8, 2006 (incorporated herewith by reference to
            Exhibit 10.4 to Advanced Medical Institute Inc.'s Current Report on
            Form 8-K dated September 8, 2006 and filed with the Securities and
            Exchange Commission on September 11, 2006).

10.10       Fixed and Floating Charge Agreement between AMI Australia and ANZ
            Nominees Limited as Custodian for the Professional Pension PST -
            Pension dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.5 to Advanced Medical Institute Inc.'s Current Report
            on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

14.1        Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Advanced Medical Institute Inc.'s Annual Report on Form 10-KSB
            for the period ended December 31, 2004 filed with the Securities and
            Exchange Commission on May 31, 2005).

16.1        Letter of Lichter, Yu & Associates relating to its resignation of independent public accountants for Advanced Medical Institute, Inc.
            (incorporated herewith by reference to Exhibit 16.1 to Advanced
            Medical Institute Inc.'s Current Report on Form 8-K dated March 29,
            2006 and filed with the Securities and Exchange Commission on March
            31, 2006).

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

Item 14.       Principal Accountant Fees and Services.

The firm of Kabani & Company, Inc. has served as our independent auditors since
March 29, 2006 when it replaced Lichter, Yu & Associates. The Board of Directors has appointed Kabani & Company, Inc. to continue as our independent auditors for the fiscal year ending June 30, 2006.

AUDIT FEES FOR FISCAL YEAR ENDED JUNE 30, 2005

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Lichter, Yu & Associates for the fiscal year ended June 30, 2005 was $83,390 and applicable for the fiscal year ended
December 31, 2004 was $60,390.

AUDIT RELATED FEES FOR FISCAL YEAR ENDED JUNE 30, 2005

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Lichter, Yu & Associates during the fiscal year ended June 30, 2006 was $22,040.

TAX FEES FOR FISCAL YEAR ENDED JUNE 30, 2005

There were no tax fees billed by Lichter, Yu & Associates for the fiscal year ended June 30, 2005.

ALL OTHER FEES FOR FISCAL YEAR ENDED JUNE 30, 2006

There were no other accounting fees billed by Lichter, Yu & Associates for the fiscal year ended June 30, 2005.

AUDIT FEES FOR PERIOD FROM MARCH 29, 2006 THROUGH JUNE 30, 2006

Audit fees billed to the Company by Kabani & Company, Inc. for its review of the financial statements included in the Company's Quarterly Reports on Form 10-QSB filed with the Securities and Exchange Commission for the period from March 29,
2006 through June 30, 2006 totaled approximately $49,500.

AUDIT-RELATED FEES FROM MARCH 29, 2006 THROUGH JUNE 30, 2006

There were no audit-related fees to billed by Kabani & Company, Inc. for the fiscal year ended June 30, 2006.

TAX AND OTHER FEES FROM MARCH 29, 2006 THROUGH JUNE 30, 2006

There were no tax or other accruing fees billed by Kabani & Company, Inc. for the fiscal year ended June 30, 2006.

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

                                            ADVANCED MEDICAL INSTITUTE INC.

Date:  September 26, 2006                   By:   /s/ Jacov (Jack) Vaisman
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

Date:  September 26, 2005                   By:   /s/ Jacov (Jack) Vaisman
                                                  ------------------------
                                                  Jacov (Jack) Vaisman
                                                  Chief Executive Officer
                                                  and President

Date:  September 26, 2005                   By:   /s/ Dilip Shrestha
                                                  ------------------
                                                  Dilip Shrestha
                                                  Chief Financial Officer

Date:  September 26, 2005                   By:   /s/ Forhad (Tony) Kahn
                                                  ----------------------
                                                  Forhad (Tony) Kahn
                                                  Executive Vice President
                                                  and Secretary

Date:  September 26, 2005                   By:   /s/ Anatoly Fanshil
                                                  -------------------
                                                  Anatoly Fanshil
                                                  Director

Date:  September 26, 2005                   By:   /s/ Spiro Baramilis
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

2.2         Share Exchange Agreement, dated November 16, 2005 (incorporated herewith by reference to Exhibit 2.2 to Advanced Medical Institute
            Inc.'s Current Report on Form 8-K dated November 16, 2005 and filed with the Securities and Exchange Commission on November 17, 2005).

2.3         Share Exchange Agreement, dated April 18, 2006 (incorporated herewith by reference to Exhibit 2.2 to Advanced Medical Institute
            Inc.'s Current Report on Form 8-K dated April 18, 2006 and filed with the Securities and Exchange Commission on April 19, 2006).

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

10.4        Employment Agreement between AMI Australia and Jacov (Jack) Vaisman
            (incorporated herewith by reference to Exhibit 10.4 to Advanced
            Medical Institute Inc.'s Current Report on Form 8-K dated August 29,
            2005 and filed with the Securities and Exchange Commission on August
            30, 2005).

10.5        Consultant Agreement between AMI Australia and Doyle Corporate Pty
            Limited (incorporated herewith by reference to Exhibit 10.1 to
            Advanced Medical Institute Inc.'s Current Report on Form 8-K dated
            April 24, 2006 and filed with the Securities and Exchange Commission on April 24, 2006).

10.6        Share Exchange Agreement dated as of September 8, 2006 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute
            Inc.'s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.7        Loan Agreement between AMI Australia and ANZ Nominees Limited as
            Custodian for the Professional Pension PST - Super dated September
            8, 2006 (incorporated herewith by reference to Exhibit 10.2 to
            Advanced Medical Institute Inc.'s Current Report on Form 8-K dated
            September 8, 2006 and filed with the Securities and Exchange
            Commission on September 11, 2006).

10.8        Loan Agreement between AMI Australia and ANZ Nominees Limited as
            Custodian for the Professional Pension PST - Pension dated September
            8, 2006 (incorporated herewith by reference to Exhibit 10.3 to
            Advanced Medical Institute Inc.'s Current Report on Form 8-K dated
            September 8, 2006 and filed with the Securities and Exchange
            Commission on September 11, 2006).

10.9        Fixed and Floating Charge Agreement between AMI Australia and ANZ
            Nominees Limited as Custodian for the Professional Pension PST -
            Super dated September 8, 2006 (incorporated herewith by reference to
            Exhibit 10.4 to Advanced Medical Institute Inc.'s Current Report on
            Form 8-K dated September 8, 2006 and filed with the Securities and
            Exchange Commission on September 11, 2006).

10.10       Fixed and Floating Charge Agreement between AMI Australia and ANZ
            Nominees Limited as Custodian for the Professional Pension PST -
            Pension dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.5 to Advanced Medical Institute Inc.'s Current Report
            on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

14.1        Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Advanced Medical Institute Inc.'s Annual Report on Form 10-KSB
            for the period ended December 31, 2004 filed with the Securities and
            Exchange Commission on May 31, 2005).

16.1        Letter of Lichter, Yu & Associates relating to its resignation of independent public accountants for Advanced Medical Institute, Inc.
            (incorporated herewith by reference to Exhibit 16.1 to Advanced
            Medical Institute Inc.'s Current Report on Form 8-K dated March 29,
            2006 and filed with the Securities and Exchange Commission on March
            31, 2006).

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

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                                FINANCIAL REPORT

                    FOR THE YEAR ENDED JUNE 30, 2006 AND 2005

                         ADVANCED MEDICAL INSTITUTE INC.

                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS              F-2 - F-3
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS

   Consolidated Balance Sheet                                                F-4

   Consolidated Statements of Income                                         F-5

   Consolidated Statements of Stockholders' Equity                           F-6

   Consolidated Statements of Cash Flows                                     F-7

   Notes to Consolidated Financial Statements                                F-9
--------------------------------------------------------------------------------

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

/s/ Lichter, Yu & Associates

Lichter, Yu & Associates

August 30, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanced Medical Institute, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Medical
Institute, Inc. and its subsidiaries (the "Company") as of June 30, 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended June 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Institute,
Inc. and its subsidiaries as of June 30, 2006, and the results of its operations and its cash flows for the year ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

September 10, 2006.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                               AS AT JUNE 30, 2006

                                               Notes        June 30, 2006

CURRENT ASSETS
Cash & cash equivalent                                      $    1,103,243
Receivables, net                                                 9,892,761
Receivables due from related parties              9                 41,847
Inventory                                                          204,189
                                                            --------------

TOTAL CURRENT ASSETS                                            11,242,040
                                                            --------------

NON-CURRENT ASSETS
Security deposits                                                   98,973
Property, plant and equipment, net                3                635,662
Intangible assets, net                                           8,082,633
                                                            --------------

TOTAL NON-CURRENT ASSETS                                         8,817,268
                                                            --------------

TOTAL ASSETS                                                $   20,059,308
                                                            ==============

CURRENT LIABILITIES
Unearned revenue                                            $    3,887,052
Accounts payables & accrued expenses                             4,246,783
Payables due to related parties                   9                  2,535
Capital lease obligations - current               4                 63,067
Provision for compensated absences                                 190,748
Income taxes payable                                               171,157
                                                            --------------

TOTAL CURRENT LIABILITIES                                        8,561,342
                                                            --------------

NON-CURRENT LIABILITIES
Rental deposit received                                              3,815
Capital lease obligations - non current           4                 71,342
Deferred tax liabilities                                           886,409
Minority interests                                                  38,481
                                                            --------------

TOTAL NON-CURRENT LIABILITIES                                    1,000,047
                                                            --------------

TOTAL LIABILITIES                                                9,561,389
                                                            --------------

STOCKHOLDERS' EQUITY
Common stock, par value $0.001 per share,
  90,000,000 shares authorized,
  37,482,450 issued and
   outstanding                                                      37,482
Additional paid in capital                                       8,040,445
Other comprehensive loss                                          (204,483)
Retained earnings                                                2,624,475
                                                            --------------

TOTAL STOCKHOLDERS' EQUITY                                      10,497,919
                                                            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   20,059,308
                                                            ==============

               See accompanying notes to the financial statements.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                  June 30, 2006    June 30, 2005

NET REVENUES                                       $ 30,453,128    $ 15,560,078

COST OF REVENUES                                     (7,940,836)     (4,443,899)
                                                   ------------    ------------

GROSS PROFIT                                         22,512,292      11,116,179
                                                   ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        (19,153,393)    (10,356,766)
                                                   ------------    ------------

OPERATING INCOME                                      3,358,899         759,413

OTHER INCOME AND EXPENSE
Rental income                                            24,074          59,734
Bank interest                                            25,960           7,970
Other interest income                                         -           1,468
Legal settlement                                        269,219               -
Sundry income                                            52,733           8,439
Provision for doubtful debt written back                      -          15,116
Interest expense                                         (1,277)        (20,826)
Minority interest                                       (67,927)        (36,886)
                                                   ------------    ------------

TOTAL OTHER INCOME AND EXPENSE                          302,782          35,015
                                                   ------------    ------------

NET INCOME BEFORE INCOME TAXES                        3,661,681         794,428

INCOME TAX EXPENSE                                   (1,196,487)        204,727
                                                   ------------    ------------

NET INCOME                                            2,465,194         999,155

Other Comprehensive item - Foreign currency
translation loss                                        (31,076)       (118,503)
                                                   ------------    ------------

Net Comprehensive Income                           $  2,434,118    $    880,652
                                                   ============    ============

Net income per share, basic                        $       0.07    $       0.04
                                                   ============    ============

Weighted average number of shares                    34,509,339      25,034,014
                                                   ============    ============

               See accompanying notes to the financial statements.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                            Additional       Other
                                    Common Stock             Paid-In      Comprehensive     Retained
                                Shares         Amount        Capital          Loss           Earnings         Total
                             ------------   ------------   ------------    ------------    ------------    ------------

Balance June 30, 2004          25,000,000   $     25,000   $     (6,074)   $    (54,904)   $   (839,874)   $   (875,852)
Issuance of stock               6,122,450          6,122        755,878               -               -         762,000
Recapitalization as result
of merger                               -              -         33,001               -               -          33,001
Other comprehensive income              -              -              -        (118,503)              -        (118,503)
Net income, June 30, 2005               -              -              -               -         999,155         999,155
                             ------------   ------------   ------------    ------------    ------------    ------------

Balance June 30, 2005          31,122,450   $     31,122   $    782,805    $   (173,407)   $    159,281    $    799,801
Issuance of stock               6,360,000          6,360      7,257,640               -               -       7,264,000
Other comprehensive income              -              -              -         (31,076)              -         (31,076)
Net income, June 30, 2006               -              -              -               -       2,465,194       2,465,194
                             ------------   ------------   ------------    ------------    ------------    ------------

Balance June 30, 2006          37,482,450   $     37,482   $  8,040,445    $   (204,483)   $  2,624,475    $ 10,497,919
                             ============   ============   ============    ============    ============    ============

               See accompanying notes to the financial statements.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                               June 30, 2006   June 30, 2005

Cash Flows from Operating Activities

Receipts from customers                        $ 24,267,828    $ 14,501,070
Interest received                                    25,960           7,571
Interest paid                                        (1,277)        (20,826)
Payment to suppliers & employees                (22,859,643)    (15,473,456)
Income tax paid                                    (222,780)              -
Receipts from government grant                       31,991               -
                                               ------------    ------------

Net cash provided by (used in)
operating activities                              1,242,079        (985,641)
                                               ------------    ------------

Cash Flows from Investing Activities

Proceeds from sale of property, plant &
equipment                                                 -           2,687
Payment for property, plant & equipment            (302,030)        (91,400)
Purchase of intangible assets                      (105,464)              -
Repayment from related entities                      16,315         320,233
(Payment) Refund for security deposit               (15,509)            797
                                               ------------    ------------

Net cash  (used in)  provided  by  investing
activities                                         (406,688)        232,317
                                               ------------    ------------

Cash Flows From Financing Activities
Issue of shares                                           -         762,922
Collection of note receivable                       150,771               -
Proceeds from borrowings                                  -         101,121
Repayment of borrowings                            (152,951)         (6,554)
                                               ------------    ------------

Net cash  (used in)  provided  by  financing
activities                                           (2,180)        857,489
                                               ------------    ------------

Net increase in cash and cash equivalent            833,211         104,165
Effect of exchange  rate changes on cash and
                                                                    (25,929)
Cash & cash equivalent at beginning of year         295,961         172,984
                                               ------------    ------------

Cash & cash equivalent at end of year          $  1,103,243    $    295,961
                                               ============    ============

               See accompanying notes to the financial statements.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 2006 AND 2005

                                                    June 30, 2006  June 30, 2005

Reconciliation of Cash

Cash at the end of financial year as shown in the
Statement of Cash Flows is reconciled to the
related items in the Statement of Financial
Position as follows:

Cash                                                $ 1,103,243    $   295,961
                                                    ===========    ===========

Reconciliation of Cash Flow from Operations with
Profit from Ordinary Activities after Income Tax
Net Income                                            2,533,121        999,155

Non-Cash Flows in Profit from Ordinary Activities
Loss on sale of non-current assets                            -          6,764
Depreciation and amortization expense                   299,703         96,029
Provision for doubtful debt                           1,767,870        462,274

Changes in Assets and Liabilities
Decrease (Increase) in current inventories               14,773       (150,729)
Increase in receivables                              (9,140,470)    (1,479,608)
Increase in intangible assets                                 -       (965,395)
Increase in deferred tax liabilities                    907,528              -
Increase in unearned revenue                          2,211,932         45,903
Increase in payables                                  2,570,155        206,692
Increase in rental deposit received                           -          3,949
Increase in provisions for compensated absences           8,241        111,341
Increase (Decrease) in income tax payable                69,226       (353,834)
Increase in outside equity interest                           -         31,818
                                                    -----------    -----------

Cash Flows (Used in) Provided by Operating
Activities                                          $ 1,242,079    $  (985,641)
                                                    ===========    ===========

               See accompanying notes to the financial statements.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                             JUNE 30, 2006 AND 2005

1.    NATURE OF BUSINESS

      Advanced Medical Institute, Inc. (formerly Hawksdale Financial Visions,
      Inc.) (the "Company") was organized December 6, 1996 under the laws of the
      State of Nevada and was previously in the development stage through March
      21, 2005.

      On March 21, 2005 the Company completed a Stock Exchange Agreement with
      Advanced Medical Institute Pty Ltd (renamed as "AMI Australia Holdings Pty
      Limited" on November 22, 2005) ("AMI Australia"). As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes.
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

      On November 17, 2005, AMI Australia acquired 100% of the outstanding shares of PE Patent Holdco Pty Limited ("PE") in exchange for 5 million shares of the Company valued at $1.10 per share. PE's assets comprise an
      Australian innovation patent (Australian Innovation Patent No 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

      The patents relate to various methods of treatment delivery via nasal
      (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia's treatment programs for premature ejaculation.
      The patents and associated formulations are integral to those treatment programs.

      AMI Australia's nasal spray, injection, lozenge and tablet impotence and erectile dysfunction treatment programs are not patent protected.

      In acquiring PE, AMI Australia acquired only the right to use the Patents and the associated pharmaceutical formulations, treatment methodologies and dosing manuals in Australia and has no rights to use the patents or any of the underlying intellectual property in any other country.

      Subsidiaries of AMI Australia

      The Company's subsidiaries are AMI Australia, AMI International Pty
      Limited and AMI Management Services Pty Limited (formerly known as Women's
      Health Foundation Pty Limited).

      AMI Australia's subsidiaries are Advanced Medical Institute Pty Limited,
      PE Patent Holdco, Advanced Medical Institute (NZ) Limited, IMT and Whygo
      Video Conferencing Pty Ltd ("Whygo").

      PE Patent Holdco Pty Limited ("PE") licenses intellectual property to AMI
      Australia on a short-term royalty free arrangement. This intellectual property consists solely of an Australian innovation patent for its premature ejaculation programs (Australian Innovation Patent No
      2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No.
      2004222783).

      On April 18, 2006, the Company acquired the remaining 7% of Intelligent
      Medical Technologies Pty Limited ("IMT") which was previously held by third parties in exchange for 1.26 million shares of the Company. These shares were subsequently transferred by the Company to AMI Australia. As of March 31, 2006, the Company owned 93% of IMT.

      IMT was granted the exclusive worldwide right from Sheiman Ultasonic
      Research Foundation Pty Limited ("SURF") to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders) and the treatment of prostate diseases. Some of these patents expire in October
      2013, with the remaining patents expiring around 2023. IMT's rights are broadly based and include the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT applied for 4 worldwide patents relating to its ultrasonic nebulizer device in July 2005 and applied for 3 further worldwide patents relating to its device on February 10, 2006.

      IMT acquired this license in order to develop an ultrasonic nebulizer to deliver medications to patients' lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment option and will reduce dosage levels and the likelihood of side effects.

      Advanced Medical Institute (NZ) Limited ("AMI NZ") conducts the group's business in New Zealand. AMI NZ contributes less than 1% of AMI
      Australia's consolidated revenue and AMI Australia holds all of the shares in AMI NZ. AMI NZ was formed on October 13, 2005.

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

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                                  JUNE 30, 2006

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

      Basis of Accounting

      The accompanying financial statements are prepared on an accrual basis.

      Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI Australia Holdings Pty Limited, AMI
      Management Services Pty Limited ("AMI MS") and AMI International Pty
      Limited ("AMI International") and their direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty
      Limited ("PE"), Advanced Medical Institute (NZ) Limited ("AMI NZ") and
      Intelligent Medical Technologies Pty Ltd ("IMT") and its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd ("Whygo") (which owns all of the shares in Whygo Limited, a UK entity). All significant intercompany accounts and transactions have been eliminated upon consolidation.

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk are cash, accounts receivable and other receivables arising from its normal business activities. The Company places its cash in what it believes to be credit-worthy financial institutions. The Company has a diversified customer base. The Company controls credit risk related to accounts receivable through credit approvals, credit limits and monitoring procedures. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

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

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                                  JUNE 30, 2006

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

      Inventories

      Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower. As of June 30, 2006 and 2005 inventory consisted only of finished goods:

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

      Exchange Gain (Loss)

      During the fiscal year ended June 30, 2006 and 2005, the transactions of
      AMI Australia were denominated in foreign currency and were recorded in
      Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

      Foreign Currency

      As of June 30, 2006, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in Australian
      Dollars (AUD). Such financial statements were translated into U.S. Dollars
      (USD) in accordance with Statement of Financial Accounts Standards
      ("SFAS") No. 52, "Foreign Currency Translation," with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders'
      equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting
      Comprehensive Income" as a component of shareholders' equity (deficit).

       Research and Development Costs

      Research and development costs are charged against income from ordinary activities before income tax as incurred.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                                  JUNE 30, 2006

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Intangible assets

      The Company applies the criteria specified in SFAS No. 141, "Business
      Combinations" to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the "contractual-legal" or "separability" criterion.
      Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with
      SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived
      Assets." Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The
      Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

      Long-Lived Assets

      Effective January 1, 2002, the Company adopted Statement of Financial
      Accounting Standards No. 144, "Accounting for the Impairment or Disposal
      of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived
      Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of
      Operations for a Disposal of a Segment of a Business." The Company
      periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2006 there were no significant impairments of its long-lived assets.

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"),
      "Disclosure About Segments of an Enterprise and Related Information"
      requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                                  JUNE 30, 2006

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Basic and Diluted Earnings Per Share

      Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15
      (APB 15). Net loss per share for all periods presented has been restated
      to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

RECENT PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, "Accounting for Certain Hybrid
Financial Instruments". SFAS No. 155 amends SFAS No 133, "Accounting for
Derivative Instruments and Hedging Activities", and SFAF No. 140, "Accounting
for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities". SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company's first fiscal year that begins after September 15, 2006.

In March 2006, FASB issued SFAS 156 "Accounting for Servicing of Financial
Assets" this Statement amends FASB Statement No. 140, ACCOUNTING FOR TRANSFERS
AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

This Statement:

1. Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2. Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3. Permits an entity to choose "Amortization method" or "Fair value measurement method" for each class of separately recognized servicing assets and servicing liabilities.

4. At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity's exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5. Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company's first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statements.

In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This
Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this
Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

                                                            June 30, 2006

      3.    PROPERTY, PLANT AND EQUIPMENT

         Land and Buildings

         Leasehold improvements at cost                     $     297,454
         Less: Accumulated depreciation                            42,501
                                                            -------------
                                                                  254,953
                                                            -------------

         Motor Vehicles                                            43,295
         Less: Accumulated Depreciation                            18,283
                                                            -------------
                                                                   25,012
                                                            -------------

         Office Furniture & Equipment                             233,213
         Less: Accumulated Depreciation                            53,273
                                                            -------------
                                                                  179,940
                                                            -------------

         Computer Hardware - at Cost                              271,615
         Less: Accumulated Depreciation                           132,906
                                                            -------------
                                                                  138,709
                                                            -------------

         Low Value Pooled Fixed Assets                            105,481
         Less: Accumulated Depreciation                            68,433
                                                            -------------
                                                                   37,048
                                                            -------------

         Total Property, Plant and Equipment                $     635,662
                                                            =============

         Depreciation expenses were $113,059 and $96,029 for the fiscal years ended June 30, 2006 and 2005, respectively.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
                                  JUNE 30, 2006

                                                                June 30, 2006

      4.    CAPITAL LEASE OBLIGATIONS

         Current, as of the period ended June 30
         Capitalized lease liability                                   63,067
         Unsecured loan                                                     -
                                                                -------------
                                                                       63,067
                                                                -------------

         Non-current, due during the year ended June 30:
         Capitalized lease liability
         2006                                                               -
         2007                                                          58,108
         2008                                                          13,234
                                                                -------------

         Total non-current                                             71,342
                                                                =============

            The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from
            7.4% to 13.8%. Obligations under the notes are secured by the financed assets included in property and equipment.

5.    LAWSUITS

            As of June 30, 2006, there were no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters.

            On July 19, 2004, the Australian Competition and Consumer Commission
            (collectively, the "ACCC") filed a suit against AMI Australia in the
            Federal Court of Australia Sydney Registry. The ACCC claimed that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. On August
            15, 2006 the court rule in favor of the ACCC that the advertisements were misleading and deceptive but declined to order corrective advertising or any pecuniary penalty other than an order that AMI
            Australia pay the ACCC's costs on a party-party basis. The Company has estimated a cost of settlement of $65,709 which is accrued as of
            June 30, 2006. This matter has therefore concluded.

            On August 24, 2004, AMI Australia initiated a suit against Mr. Mark
            Ryan, a former consultant, two companies which have been competing with us, Dr. Ian Davies, and a third company controlled by Dr.
            Davies (the "Defendants") in the Federal Court of Australia. AMI
            Australia alleged that certain of the parties breached their confidentiality agreement with AMI Australia and misused its intellectual property. AMI Australia obtained interim orders in late
            2004. On August 4, 2006 and August 29, 2006 respectively, AMI
            Australia entered into Deeds of Settlement with Dr. Ian Davies and the company controlled by him and Mr. Mark Ryan and other parties associated with him pursuant to which each of those parties agreed to permanent injunctions restraining them from using AMI Australia's intellectual property, to pay an agreed sum to AMI Australia, to transfer their sexual dysfunction business to AMI Australia and to not compete with AMI Australia for an agreed period, all on a without admissions basis.

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

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 2006

6.    LEASE COMMITMENTS

            The Company is party to long-term, non-cancelable operating lease agreements for administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

                                                              June 30, 2006

            Due during the period ended June 30:
            2006                                                          -
            2007                                                    524,119
            2008                                                    393,408
            2009                                                    269,496
            2010                                                     52,156
                                                                -------------

                                                                  1,239,179
                                                                =============

7.    CONCENTRATIONS

            Sales Markets - 99% of the Company's revenues arise from Australian customers.

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

8.    STOCK EXCHANGE AGREEMENT

            On March 21, 2005 (the "Closing Date"), Advanced Medical Institute
            Inc. (a Nevada, USA company) ("AMI USA") consummated the
            transactions contemplated by that certain Share Exchange Agreement dated as of January 28, 2005 (the "Exchange Agreement") by and among
            AMI USA, Advanced Medical Institute Pty Limited (since renamed AMI
            Australia Holdings Pty Limited), a privately owned Australian company ("AMI Australia"), and AMI Australia's shareholders (the
            "Shareholders"), pursuant to which AMI USA acquired all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000 of AMI USA's shares of common stock (the "Shares") to the Shareholders. The issuance of
            AMI USA's shares of common stock to the Shareholders was exempt from registration under the Securities Act of 1933, as amended
            ("Securities Act") pursuant to Section 4(2) and Regulation S.

            Following the Closing Date, AMI Australia became a wholly-owned subsidiary of AMI USA, and upon the issuance of the Shares, the
            Shareholders became the owners of approximately 58.4% of all of AMI
            USA's then issued and outstanding stock.

            On November 17, 2005 (the "Second Closing Date"), AMI USA
            consummated the transactions contemplated by that certain Share
            Exchange Agreement dated as of November 17, 2005 (the "Second
            Exchange Agreement") by and among AMI USA, PE Patent Holdco Pty
            Limited, a privately owned Australian company ("PE"), and PE's shareholders, (the "PE Shareholders"), pursuant to which AMI USA acquired all of the issued and outstanding shares of stock of PE in exchange for the issuance in the aggregate of 5,000,000 of AMI USA's shares of common stock to the PE Shareholders. The issuance of AMI
            USA's shares of common stock to the PE Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and
            Regulation S.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 2006

8.    STOCK EXCHANGE AGREEMENT (Continued)

            At the time of the transaction PE's major asset was an Australian
            Innovation Patent for treatment programs that are used in our business and an application for an Australian standard patent for treatment programs that are used in our business. PE had no other significant assets or operations.

            As a result of the transaction, PE became a wholly-owned subsidiary of AMI USA, and upon the issuance of the Second Shares, the PE
            Shareholders became the owners of approximately 13.85% of all of AMI
            USA's issued and outstanding stock.

            On April 18, 2006 (the "Third Closing Date"), AMI USA acquired the remaining 7% of Intelligent Medical Technologies Pty Limited ("IMT")
            which was previously held by third parties in exchange for 1.26 million shares of AMI USA. These shares were subsequently
            transferred by AMI USA to AMI Australia. The issuance of AMI USA's shares of common stock to the IMT Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and
            Regulation S.

                                                                   June 30, 2006

9.       RELATED PARTY TRANSACTIONS

         Forhad (Tony) Khan
         Relationship: Director of the parent entity
         Payable to this related                                          $2,535

         Jack Vaisman  (an AU citizen)
         Relationship: Director of the parent entity
         Director salary                                                $489,975
         Receivable from this related party                               $7,119
         Payable to this related party                                         -

         James Matthew  (an AU citizen)
         Relationship: Director of the subsidiary
         Director salary                                                 $43,559
         Receivable from this related party                                    -

            Prostate Health Clinic Pty. Ltd. (an AU co.)
            Relationship: Under common management control by Jack Vaisman
            Receivable from this related party                            $1,095

         Total Health Screening Pty. Ltd. (an AU co.)
         Relationship: Affiliated with a director of the parent entity
         Rental revenue received from this entity                         $2,150
         Payable to this related party                                         -

         Zinalda Vaisman  (an AU citizen)
         Relationship: Director's wife
         Salary                                                          $44,812

         Dragon Enterprises Ltd.
         Relationship: This entity is a shareholder of the Company
         Receivable from this related party                              $33,633
                                                                         =======

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 2006

9.    RELATED PARTY TRANSACTIONS (Continued)

            Total receivables from related parties included in the Company's balance sheet was $41,847 and $220,995 as of June 30, 2006 and June
            30, 2005, respectively.

            Total payables to related parties included in the Company's balance sheet was $2,535 and $20,262 as of June 30, 2006 and June 30, 2005,
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

11.   INVESTING TRANSACTIONS

            On April 18, 2006 AMI Australia purchased an addition 7% of
            Intelligent Medical Technologies Pty. Ltd., thereafter owning 100%
            of IMT. (See note 13 for details)

12.   INCOME TAXES

            Total Federal and State income tax expense for the fiscal years ended June 30, 2006 and 2005 amounted to $1,196,487 and $(204,727), respectively. For the fiscal years ended June 30, 2006 and 2005 there is a difference of 1% and 34% between the federal statutory tax rate and the effective tax rate.

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES
                        NOTES TO THE FINANCIAL STATEMENT

The following is a reconciliation of income tax expense:

2006                                         U.S.          International         Total
                                          ------------    ------------------------------------
Current                                            $0           $1,196,487         $1,196,487
Deferred                                            0           $   34,284         $   34,284
                                          ------------    ------------------------------------
     Total                                         $0           $1,230,771         $1,230,771
                                          ============    ====================================

2005                                         U.S.          International         Total
                                          ------------    ------------------------------------
Current                                            $0            ($204,727)         ($204,727)
Deferred                                            0             $ 53,614           $ 53,614
                                          ------------    ------------------------------------
     Total                                         $0            ($151,113)         ($151,113)
                                          ============    ====================================

Reconciliation of the differences
between the statutory U.S. Federal
income tax rate and the effective rate
is as follows:

                                                 2006               2005
                                              ------------    -----------------

Federal statutory tax rate                            34%                  34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates                -1%                 -34%
                                              ------------    -----------------

Effective tax rate                                    33%                   0%
                                              ============    =================

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 2006

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

            On November 17, 2005, the Company entered into a share exchange agreement with PE Patent Holdco Pty Limited ("PE"), pursuant to which the Company acquired all of the issued and outstanding shares of stock of PE in exchange for the issuance in the aggregate of
            5,000,000, or 13.85%, of the Company's issued shares of Common Stock to the shareholders of PE.

            On April 18, 2006, the Company entered into a share exchange agreement with certain non-US persons pursuant to which the Company acquired the remaining 7% of Intelligent Medical Technologies Pty
            Limited ("IMT") which was previously held by those persons in exchange for 1,260,000 or 3.37% of the Company's issued shares of
            Common Stock.

            All prior year information has been adjusted to reflect the stock cancellation and the stock dividend.

14.   OTHER COMPREHENSIVE INCOME

            Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2006 are as follows:

                                             Foreign Currency Translation     Accumulated Other Comprehensive
                                                      Adjustment                          Income
                                          ------------------------------------------------------------------
            Balance at June 30, 2004                             $  (54,904)              $  (54,904)

            Change for 2005                                        (118,503)                (118,503)

                                       ---------------------------------------------------------------------
            Balance at June 30, 2005                             $ (173,407)              $ (173,407)

            Change for 2006                                         (31,076)                 (31,076)

                                       ---------------------------------------------------------------------
            Balance at June 30, 2006                             $ (204,483)              $ (204,483)
                                       =====================================================================

                         ADVANCED MEDICAL INSTITUTE INC.
                                AND SUBSIDIARIES

                        NOTES TO THE FINANCIAL STATEMENT
                                  JUNE 30, 2006

15.   SUBSEQUENT EVENTS (Unaudited)

            The Company has been actively exploring international expansion and recently established subsidiaries in China and Japan.

            The Chinese subsidiary is an indirect wholly owned subsidiary of the
            Company and the Chinese entity has formed an alliance with a Beijing hospital for the purpose of establishing operations and conducting clinical trials for regulatory purposes. The Company's Chinese subsidiary has obtained regulatory approval for its proposed advertisements and commenced operations in Beijing, China on
            September 4, 2006.

            The Japanese subsidiary will be 75% owned by the Company with the remaining 25% being owned by companies controlled by Yoshi Mitsumata
            (10%), Hersey Kaye Montelibano (10%) and Karuna Consulting Services
            Pty Limited (5%). The Japanese subsidiary has obtained regulatory approval for its proposed advertisements and intends to commence operations during this calendar year. Mr. Mitsumata's shareholding has been issued in consideration for him organizing regulatory approval for its advertisements and establishing arrangements with a range of Japanese advertisers. Each of the other shareholders have agreed to provide funding to the Japanese subsidiary in proportion to funding provided by the Company in consideration for their respective shareholdings.

            On September 8, 2006, the Company entered into a Share Exchange
            Agreement with Worldwide PE Patent and Worldwide PE's shareholders, pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately US$2.5 million) and the issuance in the aggregate of 16,125,000 shares of the Company's common stock valued pursuant to Regulation S of the Securities Act of 1933, as amended. The Company then transferred the shares of
            Worldwide PE to its wholly owned subsidiary, AMI Australia. As a result, Worldwide PE became an indirect wholly-owned subsidiary of the Registrant.

            The cash component of the purchase price is being funded by two secured three year term loans in the aggregate principal amount of
            A$3 million to AMI Australia by ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is to be secured by a security interest in all of AMI Australia's assets and undertakings (including its existing equity interests in PE Patent
            Holdco Pty Limited, Intelligent Medical Technologies Pty Limited,
            Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing
            Pty Limited) and accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank's current cash rate
            (being an aggregate current interest rate of 10.5% as at the date of the agreement).

