Form 10QSB
period 2006-09-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2006-11-17
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-QSB

/X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

There were 53,507,450 shares of the Issuer’s common stock outstanding on November 10, 2006.

Transitional Small Business Disclosure Format (check one): YES / / NO / X /

i

ii

PART I -   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

September 30, 2006 (unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalent	$985,316
Receivable, net	11,166,760
Receivables due from related parties	1,120
Inventory	245,269
Other assets	737,569
TOTAL CURRENT ASSETS	13,136,034

NON-CURRENT ASSETS
Security deposits	172,955
Property and equipment, net	735,313
Intangible assets, net	26,426,779
TOTAL NON-CURRENT ASSETS	27,335,047

TOTAL ASSETS	$40,471,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$4,427,030
Accounts payable & accrued expenses	4,640,882
Payables due to related parties	2,593
Interest bearing liabilities - current	195,607
Provisions for compensated absences	195,111
Income taxes payable	311,210
TOTAL CURRENT LIABILITIES	9,772,433

NON-CURRENT LIABILITIES
Rental deposit received	3,902
Interest bearing liabilities - non-current	2,295,027
Deferred tax liabilities	1,110,690
TOTAL NON-CURRENT LIABILITIES	3,409,619

TOTAL LIABILITIES	13,182,052

Commitments & Contingency	-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
53,507,450 issued and outstanding	53,507
Additional paid in capital	24,149,420
Other comprehensive loss	(80,064)
Retained earnings	3,166,166
TOTAL STOCKHOLDERS’ EQUITY	27,289,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,471,081

The accompanying notes are an integral part of these financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Month Periods Ended
	September 30, 2006 (unaudited)	September 30, 2005 (unaudited)

NET REVENUE	$10,403,670	$5,094,700

COST OF REVENUE	(2,365,582)	(1,910,514)

GROSS PROFIT	8,038,088	3,184,186

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(7,285,713)	(3,558,002)

OPERATING INCOME (LOSS)	752,375	(373,816)

OTHER INCOME AND (EXPENSE)
Rental income	4,561	12,933
Bank interest	20,359	2,691
Other income	26,122	379
Management fee income	181,182	-
Interest expense	(2,305)	(1,246)
Minority interest	-	4,527

TOTAL OTHER INCOME	229,919	19,284

NET INCOME (LOSS) BEFORE INCOME TAXES	982,294	(354,532)

INCOME TAX EXPENSE	(440,603)	127,473

NET INCOME (LOSS)	541,691	(227,059)

Other Comprehensive item - Foreign currency translation income	124,419	1,185

Net Comprehensive Income (Loss)	$666,110	$(225,874)

Net income (loss) per share, basic & diluted	$0.01	$(0.01)

Weighted average number of shares, basic and diluted	40,865,506	31,122,450

The accompanying notes are an integral part of these financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Periods Ended
	September 30, 2006 (unaudited)	September 30, 2005 (unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$7,473,589	$4,874,955
Interest Received	20,359	2,691
Payment to Suppliers & Employees	(6,537,399)	(4,578,659)
Income Tax Paid	(226,370)	-

Net cash provided by operating activities	730,179	298,987

Cash Flows from Investing Activities

Acquisition of subsidiaries	(2,258,100)	-
Payment for Property, Plant & Equipment	(118,113)	(10,839)
Payment for Intellectual Properties	(24,689)	(33,652)
Loans to related entities	(814,206)	(755)
Payment for security deposit	(228)	(5,218)

Net cash used in investing activities	(3,215,336)	(50,464)

Cash Flows From Financing Activities
Collection of Note Receivable	150,771	150,771
Interest & Other Finance costs paid	(2,305)	(1,246)
Proceeds from Borrowings	2,258,100	-
Repayment of Borrowings	(48,175)	(115,219)
Dividend Payment	(37,994)	-

Net cash provided by financing activities	2,320,397	34,306

Net (decrease) increase in cash and cash equivalents	(164,760)	282,829
Effect of exchange rate on cash	46,833	1,518
Cash and cash equivalents at beginning of period	1,103,243	295,961

Cash and cash equivalents at end of period	$985,316	$580,308

The accompanying notes are an integral part of these financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Month Periods Ended
	September 30, 2006 (unaudited)	September 30, 2005 (unaudited)

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash & Cash Equivalents	$985,316	$580,308

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income (Loss)	$541,691	$(231,586)

Non-Cash Flows in Profit from Ordinary Activities
Depreciation	170,660	21,764
Provision for doubtful accounts	1,386,021	199,375
Minority interest	(2,825)	-

Cash Flows in Profit from Financing Activities
Interest & Other Finance costs paid	2,305	1,246

Changes in Assets and Liabilities
Increase in inventories	(37,047)	-
Increase in receivables	(3,270,877)	(1,502,848)
Increase in unearned revenue	458,968	1,279,819
Increase in payables	1,135,181	778,248
Decrease in provisions for compensated absences	-	(87,351)
Increase (Decrease) in deferred tax liabilities	207,579	(159,202)
Increase (Decrease) in income tax payable	138,523	(478)

Cash Flows Provided by Operating Activities	$730,179	$298,987

Supplemental Cash Flow Disclosures:
Interest paid	$2,305	$1,246

Income tax paid	$87,926	$43,280

Non-Cash Investing/Financing Activities:
Stock issued in acquisition	$16,125,000	$-

The accompanying notes are an integral part of these financial statements

ADVANCED MEDICAL INSTITUTE, INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

1.	NATURE OF BUSINESS

Nature of Business

Advanced Medical Institute, Inc. (formerly Hawksdale Financial Visions, Inc.) (the “Company”) was organized on December 6, 1996 under the laws of the State of Nevada and was previously in the development stage through March 21, 2005.

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

AMI Australia is a company limited by shares, incorporated and domiciled in Australia. The principal activity of AMI Australia is the medical treatment of sexual dysfunction in Australia and New Zealand. AMI Australia is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMI Australia operates a centralized call center and twenty-two clinics and sales offices throughout Australia and New Zealand. AMI China, a wholly owned subsidiary of the Company, operates a clinic in Beijing, China and AMI Japan, a 75% subsidiary of the Company, operates a clinic in Tokyo, Japan.

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

1.  NATURE OF BUSINESS (Continued)

In 2003, IMT was granted the exclusive worldwide right and license from Sheiman Ultasonic Research Foundation Pty Limited (“SURF”) to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023. IMT’s license is a broad based license which includes the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also has the option to extend its field of use to the treatment of prostate diseases on payment of AU$1. IMT applied for four worldwide patents relating to its ultrasonic nebulizer device in July 2005 and applied for three further worldwide patents relating to its device on February 10, 2006.

IMT acquired this license in order to develop an ultrasonic nebulizer to deliver medications to patients’ lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment option and will reduce dosage levels and the likelihood of side effects.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately US$2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share.

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 10.5%).

The Company has been actively exploring international expansion into a range of jurisdictions and recently established subsidiaries in China and Japan.

The Chinese subsidiary is an indirect wholly owned subsidiary of the Company and the Chinese entity has formed an alliance with a Beijing hospital for the purpose of establishing operations and conducting clinical trials for regulatory purposes. The Company’s Chinese subsidiary has obtained regulatory approval to its proposed advertisements and commenced operations on September 4, 2006.

The Japanese subsidiary is an indirect 75% owned subsidiary of the Company. The Japanese subsidiary has formed an alliance with a Japanese party with expertise in marketing in the Japanese market and two financial investors. The Japanese subsidiary commenced operations on October 1, 2006.

1.  NATURE OF BUSINESS (Continued)

Subsidiaries

The Company’s direct subsidiaries are AMI Australia, AMI International Pty Limited (“AMI International”) and AMI Management Services Pty Limited (formerly known as Women’s Health Foundation Pty Limited).

AMI Australia’s direct subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco, Worldwide PE Patent Holdco, Advanced Medical Institute (NZ) Limited, IMT and Whygo Video Conferencing Pty Ltd (“Whygo”).

AMI International’s direct subsidiaries are AMI China (100% owned) and AMI Japan (75% owned).

Details of PE Patent Holdco are set forth in the Nature of Business description above.

Details of Worldwide PE Patent Holdco are set forth in the Nature of Business description above.

Details of IMT are set forth in the Nature of Business description above.

AMI International Pty Limited was established to hold the Group’s ownership interests in the Japanese and Chinese companies established to conduct operations in those countries.

AMI Management Services Pty Limited provides treasury and management services to AMI Australia and its subsidiaries.

Advanced Medical Institute (NZ) Limited (“AMI NZ”) conducts the group’s business in New Zealand. AMI NZ contributes 4.2% of AMI Australia’s consolidated revenue.

AMI Australia holds 50% of the outstanding shares of Whygo. Whygo provides video conferencing services across Australia and in various locations around the world. Whygo uses some of AMI Australia clinic facilities and pays room hire fees for the usage. James Matthews, a director of Whygo, holds the remaining 50% of the outstanding shares of Whygo.

1.  NATURE OF BUSINESS (Continued)

Whygo owns proprietary scheduling software, which allows its corporate partners to login and book rooms around the world. The source of Whygo’s income is derived from renting video conferencing rooms to its corporate partners through AMI Australia and its other channeling partners.

AMI China conducts the Company’s business in China. AMI China commenced advertising of its services on September 4, 2006 and is in the early stages of its operations.

AMI Japan conducts the Company’s business in Japan. AMI Japan commenced advertising of its services on October 1, 2006 and is in the early stages of its operations.

During September 2006, AMI launched a not for profit unit entity named “AMI SCI” which provides, as part of its community services program, specialized sexual dysfunction treatment programs to spinal cord victims in Australia. This unit is in its early stages of development and details regarding its services and operation are located at rocketlaunch.com.au.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

Basis of Accounting

The accompanying financial statements are prepared on an accrual basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, AMI Australia Holdings Pty Limited, and its direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Worldwide PE Patent Holdco Pty Limited (“Worldwide PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”), AMI Management Services Pty Limited, Intelligent Medical Technologies Pty Ltd (“IMT”) and AMI China, its 75% owned subsidiary AMI Japan and its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity). All significant intercompany accounts and transactions have been eliminated upon consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates

Revenue Recognition

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

Exchange Gain (Loss)

During the fiscal year ended September 30, 2006 and 2005, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of September 30, 2006 and 2005, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of Financial Accounting Standards No. 128 (“SFAS No. 128”), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

RECENT PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement..

In March 2006 FASB issued SFAS No. 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.  A brief description of the provisions of this Statement

b.  The date that adoption is required

c.  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of September 30, 2006:

Leasehold improvements	$323,328
Less: Accumulated depreciation	48,649
274,679

Motor Vehicles	44,285
Less: Accumulated Depreciation	19,910
24,375

Office Furniture & Equipment	324,545
Less: Accumulated Depreciation	60,168
264,377

Computer Hardware	281,917
Less: Accumulated Depreciation	150,942
130,975

Low Value Pooled Fixed Assets	114,815
Less: Accumulated Depreciation	73,908
40,907

Total Property, Plant and Equipment	$735,313

4.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of September 30, 2006:

Current, as of the period ended September 30, 2006
Capitalized lease liability	$46,247
Unsecured loan	149,360
$195,607

Non-current, due as of the period ended September 30,
Capitalized lease liability
2007	$47,475
2008	7,152
54,627

Secured loan	2,240,400

Total non-current	$2,295,027

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.4% to 13.8%. Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings.

5. LEGAL PROCEEDINGS

As of September 30, 2006, there was no litigation pending or threatened by or against the Company or any of its subsidiaries except as follows:

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claimed that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. On August 15, 2006 the court ruled in favor of the ACCC that the advertisements were misleading and deceptive but declined to order corrective advertising or any pecuniary penalty other than an order that AMI Australia pay the ACCC’s costs on a party-party basis. The Company has estimated a cost of settlement of $65,709 which is accrued as of September 30, 2006.

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

6. LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Due during the twelve months period ended September 30,

2007	$513,943
2008	361,187
2009	221,156
2010	30,215

$1,126,501

Rent paid for the three months ended September 30, 2006 and 2005 was $374,388 and $284,771, respectively.

7.  CONCENTRATION

Sales Markets - The Company’s revenue arises from Australian, New Zealand, Chinese and Japanese customers.

Suppliers - Although the Company has access to a variety of suppliers, the majority of the Company’s products that are obtained for resale are purchased from a limited number of suppliers.

8.  SHARE EXCHANGE AGREEMENTS

On September 8, 2006 (the “Fourth Closing Date”), the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately US$2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share. These shares were subsequently transferred by the Company to AMI Australia. The issuance of our shares of common stock to the Worldwide PE Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S. As used herein, the “Company” shall also mean Worldwide PE after the Fourth Closing Date when used for events after September 8, 2006, described herein.

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loan accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 10.5%).

9. RELATED PARTY TRANSACTIONS

Related parties comprised of the following as of September 30, 2006:

Forhad (Tony) Khan
Relationship: Director of the parent entity
Payable to this related party	$2,593

Jack Vaisman (an AU citizen)
Relationship: Director of the Company
Director salary from AMI Australia	$58,084

James Matthews (an AU citizen)
Relationship: Director of the subsidiary (Whygo)
Director salary	$11,170

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$1,120

Zinalda Vaisman (an AU citizen)
Relationship: Jack Vaisman’s wife
Salary	$12,064

Total receivables due from related parties included in the Company’s statement of financial position was $1,120 and $70,903 as of September 30, 2006 and September 30, 2005, respectively.

Total accounts payable to related parties included in the Company’s statement of financial position was $2,593 and $0 as of September 30, 2006 and September 30, 2005, respectively.

Receivables from, and payables to, related parties are unsecured, interest-free and are due on demand.

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

11.  ACQUISITION

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately US$2.25 million) and the issuance in the aggregate of 16,125,000, or 30.14%, of the Company’s then issued shares of Common Stock to the shareholders of Worldwide PE Patent Holdco.

12.  OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2006 and June 30, 2006, are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at June 30, 2006	$(204,483)	$(204,483)
Change for three months ended September 30, 2006	124,419	124,419
Balance at September 30, 2006	$(80,064)	$(80,064)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2006.

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

On November 17, 2005 (the “Second Closing Date”), we entered into a Share Exchange Agreement (the “Second Exchange Agreement”) with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent”), and PE’s shareholders, (the “PE Shareholders”), pursuant to which we acquired all of the issued and outstanding shares of stock of PE Patent in exchange for the issuance in the aggregate of 5,000,000 of our Shares to the PE Shareholders. The issuance of our shares of common stock to the PE Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S. As used herein, the “Company” shall also mean PE Patent after the Second Closing Date when used for events after November 17, 2005, described herein. On November 22, 2005 ownership of PE Patent was transferred by us to our wholly owned subsidiary AMI Australia Holdings Pty Limited.

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

In 2003, IMT was granted the exclusive worldwide right and license from Sheiman Ultasonic Research Foundation Pty Limited (“SURF”) to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023. IMT’s license is a broad based license which includes the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also has the option to extend its field of use to the treatment of prostate diseases on payment of AU$1. IMT applied for 4 worldwide patents relating to its ultrasonic nebulizer device in July 2005 and applied for 3 further worldwide patents relating to its device on February 10, 2006.

IMT acquired this license in order to develop an ultrasonic nebulizer to deliver medications to patients’ lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment option and will reduce dosage levels and the likelihood of side effects.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately US$2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share.

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 10.5%).

The Company has been actively exploring international expansion and recently established subsidiaries in China and Japan.

The Chinese subsidiary, named AMI China, is an indirect, wholly owned subsidiary of the Company and has formed an alliance with a Beijing hospital for the purpose of establishing operations and conducting clinical trials for regulatory purposes. AMI China has obtained regulatory approval to its proposed advertisements and commenced operations on September 4, 2006. AMI China rents premises from this hospital and has agreed to give persons associated with the hospital a 20% share of profits from AMI China’s operations.

The Japanese subsidiary, named AMI Japan, is an indirect, 75% owned subsidiary of the Company. AMI Japan is also partly owned by a Japanese individual who has expertise in Japanese marketing and 2 financial investors. The Japanese subsidiary commenced operations on October 1, 2006. The Japanese investor received his shareholding in AMI Japan in consideration for assisting with the establishment of AMI Japan and in consideration for assisting with the marketing and management of AMI Japan.

General Business Plan

AMI Australia is a company, incorporated and domiciled in Australia. AMI Australia was established in February 2001 when it entered into an agreement with Health Services for Men and Australian Momentum Health to acquire two chains of medical clinics and sales offices which provided services relating to the medical treatment of sexual dysfunction. The principal activity of AMI Australia continues to be the sale of services relating to the medical treatment of sexual dysfunction in Australia and New Zealand. For the first quarter ended September 30, 2006, AMI Australia’s revenue was approximately $10.4 million.

The Company operates a centralized call center and twenty-two clinics and sales offices throughout Australia and New Zealand. On September 4, 2006, the Company opened a location in Beijing, China and on October 1, 2006 the Company opened a location in Tokyo, Japan. The results of operations from Japan are not reflected in this report.

The Company is a service provider company which arranges for male patients in Australia, New Zealand, China and Japan with sexual dysfunction to be provided with medical services, pharmaceuticals and associated clinical support services. Its treatment program options include:

(a) injections, lozenges, tablets and nasal spray program options for the treatment of erectile dysfunction; and

(b) injections, lozenges and nasal spray program options for the treatment of premature ejaculation.

AMI Australia changed its marketing focus during fiscal 2005 to target the broader market for its premature ejaculation treatment programs while continuing to offer and separately market erectile dysfunction treatment programs. AMI Australia’s concentration on sales within the market for those treatment programs has expanded our revenue base. Prior to this time, AMI Australia did not directly advertise or market its premature ejaculation treatment programs and its sole focus had been on the erectile dysfunction market. AMI Australia’s erectile dysfunction treatment programs predominantly focus on men age 40 and over whereas AMI Australia’s premature ejaculation treatment programs are targeted at a market that includes men from age 18 and over.

During March 2006, AMI Australia commenced trialing prostate treatments for men with prostate problems. Those treatments generated approximately 3.9% of AMI Australia’s revenue during the quarter ended September 30, 2006 ($407,024), however it is too early to assess whether these treatments options will contribute significantly to AMI Australia’s revenue or profitability in the longer term.

During September 2006, the Company launched AMI SCI, a not-for-profit, indirect wholly owned subsidiary of the Company which aims to provide specialized sexual dysfunction treatments to spinal cord victims in Australia.

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

Since August 1, 2003, AMI Australia has used in its business certain intellectual property owned by PE Patent Holdco on a royalty free oral license. PE Patent Holdco became a wholly owned subsidiary through a Share Exchange Agreement on November 17, 2005 and subsequently became a wholly owned subsidiary of AMI Australia on November 22, 2005. These transactions are more fully described in the section entitled “Nature of Business” above. This intellectual property consists solely of the rights to use the relevant medical formulations in Australia, an Australian innovation patent for AMI Australia’s premature ejaculation treatment programs (Australian Innovation Patent No 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

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

Each of the individual medications used in our compound formulations are fully approved by the Australian Therapeutic Goods Administration (“TGA”) and the New Zealand Medicines and Medical Devices Safety Authority (“NZ DSA”). Our compound formulations have not been subject to a clinical trial program and have not been approved for use by the TGA or NZ DSA for over-the-counter sale, but may lawfully be prescribed by accredited medical practitioners on an individual prescription basis in Australia and New Zealand.

As part of its treatment programs, AMI Australia arranges for a fully licensed Australian or New Zealand pharmacy to fill its patients’ individual prescriptions and supply medications to those patients.

AMI Australia’s wholly-owned subsidiary, Intelligent Medical Technologies Pty Limited (“IMT”) was granted the exclusive worldwide right and license from Sheiman Ultrasonic Research Foundation Pty Limited (“SURF”) to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology (including Australian Patent No’s 693064 and 753817, European Patent No’s 0 705 145 and 1 071 479 and US Patent No’s 5,908,158 and 6,379,616) within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023.

IMT’s license was a broad based license which included the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also had the option to extend its field of use to the treatment of prostate diseases. IMT exercised its option to extend its field of use to include prostate diseases on July 15, 2006 and IMT “terminated” its license with SURF. The termination was because of SURF’s failure to deliver to the Company information concerning updates and advances on the technologies. The termination does not affect the Company’s rights to use the technology - the only effect is to terminate the royalty payment obligations to SURF under the license. As a result of terminating the license agreement, IMT retained the right to use the technology in its treatment programs to treat sexual dysfunction without paying royalties or other fees to SURF.

IMT applied for four patents in various countries throughout the world relating to its ultrasonic nebulizer device in July 2005 and applied for three additional patents relating to its device in February 2006. On April 18, 2006, AMI Australia acquired the remaining 7% of the outstanding shares of IMT, making it a wholly owned subsidiary of AMI Australia.

IMT acquired its right to use the SURF technology in order to develop an ultrasonic nebulizer to deliver medications to patients’ lungs for the treatment of sexual dysfunction as it believes that this delivery system will be more efficient and clinically effective than any other alternative treatment program option and will reduce dosage levels and the likelihood of side effects.

IMT has completed development of 15 working prototypes of its nebulizer device and is in the process of manufacturing a further 5 prototypes in connection with its application to list its device with the TGA. The ten prototypes which were completed by IMT in the first quarter of calendar 2006 are suitable for commercialization and such prototypes formed the basis of IMT’s application to list the device with the TGA.

IMT has received advice from Brandwood Biomed Pty Limited, an Australian regulatory expert on TGA requirements that IMT does not need to conduct clinical trials to list its device with the TGA. IMT filed its application to list its device during October 2006 and expects the application to be dealt with in the next 3 to 6 months.

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

IMT has been spending a large portion of its capital on research and development activities with financial support from AMI Australia (approximately USD284,000 during fiscal 2005, and approximately USD205,000 during fiscal 2006). IMT has compiled a team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights of the technology for sexual dysfunction treatments and is entitled to use any innovations, including those that are in a non-sexual dysfunction field, developed by it as a result of its research and development in connection with its nebulizer device. As at September 30, 2006, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately US$2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share. The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 10.5%).

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

Staff

As of September 30, 2006, the Company and its operating subsidiaries had a total staff of approximately 341 people, of which 228 are full-time and 113 are part-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. Of the 341 people, AMI Australia’s staff includes 26 independent consultants and 50 licensed medical personnel. None of the Company’s employees are members of a union or labor organization.

None of AMI Australia’s subsidiaries have any employees except Whygo which has three full-time employees and one part-time employee, AMI NZ which has 1 full-time employees and AMI China which has 16 full-time employees.

The Company’s core staff includes:

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

Currency Conversion

As of September 30, 2006 and 2005, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.74680) as of September 30, 2006, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Three months ended September,
	2007	2006
Revenue	100%	100%
Cost of Revenue	22.7%	37.5%
Gross Profit	77.3%	62.5%
Selling, General and administrative expenses	70.0%	69.8%
Other income and expenses	2.1%	0.3%
Income before income tax	9.4%	(7.0%)
Income tax expenses	4.2%	(2.5%)
Net Income	5.2%	(4.5%)

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had total liabilities of $13,182,052 including unearned revenue of $4,427,030 and we had a positive net worth of $27,289,029. As of June 30, 2006, we had total liabilities of $9,561,389 including unearned revenue of $3,887,052 and we had a positive net worth of $10,497,919. As at September 30, 2006 our total current assets were $13,136,034, our total current liabilities were $9,772,433 and our net current assets were $3,363,601.

Our aggregate cash balances as at September 30, 2006 were $985,316. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. Management is expanding our business into China and Japan and is considering further international expansion. In the event that we continue to expand our business, we may need to raise additional debt or equity funding in order to undertake such expansion. However, there can be no assurance that we can or will obtain sufficient funds from operations or from additional financings on terms acceptable to us. If we are unable to obtain sufficient additional financing, we may not be able to expand our operations as considered or we could be required to reduce spending and operations.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

REVENUE. Revenue was $10,403,670 in the three months ended September 30, 2006 compared to $5,094,700 in the three months ended September 30, 2005, an increase of $5,308,970 or 104.2%. The increase in revenue in the three-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the three months ended September 30, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

In addition, our unearned revenue in the three months ending September 30, 2006 increased by $539,978 to $4,427,030 compared to an increase of $1,284,428 to $3,087,472 in the three months ending September 30, 2005. The gross increase in unearned revenue from the quarter ended September 30, 2005 to the quarter ended September 30, 2006 was $1,339,558, or an increase of 43.4%. The increase in unearned revenue in the three-month period ended September 30, 2006 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatment programs has increased by $3,150,512 or 128% to $5,609,624 and revenue in AMI Australia’s ED treatment programs has increased by $1,677,633 or 68% to $4,146,290 in the three months ending September 30, 2006, compared to the three months ending September 30, 2005. The number of patients in AMI Australia’s PE and ED treatment programs increased by 56% and 15% respectively compared to the three months ending September 30, 2005.

COST OF REVENUE. Cost of revenue increased to $2,365,582 in the three months ended September 30, 2006 compared to $1,910,514 in the three months ended September 30, 2005 primarily as a result of an increase in the number of staff employed by AMI Australia, which additional people were needed to service and sell the additional number of PE and ED treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 22.7% in the three months ended September 30, 2006 compared to 37.5% in the three months ended September 30, 2005. The decrease in the cost of revenue percentage by 14.8% is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

GROSS PROFIT. Gross profit was $8,038,088 in the three months ended September 30, 2006 compared to $3,184,186 in the three months ended September 30, 2005. As a percentage of revenue, gross profit increased to 77.3% in the three months ended September 30, 2006 from 62.5% in the three months ended September 30, 2005. The 14.8% increase in the gross profit percentage is primarily attributable to the growth in AMI Australia’s revenue and improvements in our margins due to the increase in total costs being less than the increase in total revenue. This is primarily due to a range of our expenses (such as rent) being fixed costs, unaffected by revenue levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $7,285,713 in the three months ended September 30, 2006 compared to $3,558,002 in the three months ended September 30, 2005. As a percentage of revenue, selling, general and administrative expenses increased to 70.0% in the three months ended September 30, 2006 from 69.8% in the three months ended September 30, 2005. The 0.2% increase as a percentage of revenue has increased because we have invested resources into setting up our China and Japan operations prior to expanding the business into those countries. The substantial increase in selling, general and administrative expenses since the three months ended September 30, 2005 is due to extensive growth in the Company’s business over the last 12 months and management notes that the growth in expenses was less than the growth in revenue during that period.

OTHER INCOME AND EXPENSES. Other income and expenses were $229,919 in the three months ended September 30, 2006 compared to $19,284 in the three months ended September 30, 2005. As a percentage of revenue, other income and expenses increased to 2.1% in the three months ended September 30, 2006 from 0.3% in the three months ended September 30, 2005. The increase is due to the management income received during the three months ended September 30, 2006.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income before income tax was $982,294 in the three months ended September 30, 2006 compared to ($354,532) in the three months ended September 30, 2005. This increase was attributable to the increase in revenue resulting from additional advertising expenditure and decrease in percentage of costs and expenses during the three months ended September 30, 2006. The increase is also attributable to an increase in our product recognition and recognition of the “AMI” name in Australia.

Income tax expenses were $440,603 in the three months ended September 30, 2006 compared to ($127,473) in the three months ended September 30, 2005. This increase is primarily attributable to the increase in income during the three months ended March 31, 2006. As a percentage of revenue, income tax expense rose to 4.2% from (2.5%) which is attributable to the increasing profitability of the Company. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME. Net income was $541,691 in the three months ended September 30, 2006 compared to ($227,059) in the three months ended September 30, 2005. This increase is attributable to the reasons set forth above related to the increase in our gross profit percentage, while at the same time maintaining our selling, general and administrative expenses at a nearly consistent level compared to sales.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure on Controls and Procedures.

Under the supervision and with the participation of our management, including the principal executive officer and the principal accounting officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our principal executive officer and principal accounting officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is accumulated and communicated to management (including such officers) as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to the Company, including our consolidated subsidiaries.

Changes in Internal Control Over Financial Reporting.

Additionally, there were no changes in our internal control over financial reporting that during the period covered by this Quarterly Report on Form 10-QSB has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II -   OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL INSTITUTE INC.

Date: November 17, 2006	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: November 17, 2006	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer