Form 10QSB
period 2006-12-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2007-02-14
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-QSB

/X/QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

There were 53,507,450 shares of the Issuer’s common stock outstanding on February 12, 2007.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

TABLE OF CONTENTS

PART I -	FINANCIAL INFORMATION	3

ITEM 1.	FINANCIAL STATEMENTS (UNAUDITED)	3

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	21

ITEM 3.	CONTROLS AND PROCEDURES	35

PART II -	OTHER INFORMATION	36

ITEM 1.	LEGAL PROCEEDINGS.	36

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.	36

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.	36

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.	36

ITEM 5.	OTHER INFORMATION.	36

ITEM 6.	EXHIBITS.	37

PART I -   FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

December 31, 2006 (unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalent	$606,298
Receivable, net	13,240,880
Receivables due from related parties	1,184
Inventory	221,537
Other assets	507,449
TOTAL CURRENT ASSETS	14,577,348

NON-CURRENT ASSETS
Security deposits	174,676
Property and equipment, net	809,220
Intangible assets, net	27,594,796
TOTAL NON-CURRENT ASSETS	28,578,692

TOTAL ASSETS	$43,156,040

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$4,899,974
Accounts payable & accrued expenses	4,669,164
Payables due to related parties	2,740
Interest bearing liabilities - current	205,550
Provisions for compensated absences	206,215
Income taxes payable	555,890
TOTAL CURRENT LIABILITIES	10,539,533

NON-CURRENT LIABILITIES
Securities deposit received	5,947
Interest bearing liabilities - non-current	2,390,786
Deferred tax liabilities	1,349,019
TOTAL NON-CURRENT LIABILITIES	3,745,752

TOTAL LIABILITIES	14,285,285

Commitments & Contingency	-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
53,507,450 issued and outstanding	53,507
Additional paid in capital	24,149,420
Other comprehensive loss	1,405,642
Retained earnings	3,262,186
TOTAL STOCKHOLDERS’ EQUITY	28,870,755

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,156,040

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Month Periods Ended		Six Month Periods Ended
	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)

NET REVENUE	$9,918,553	$7,511,008	$20,322,223	$12,605,708

COST OF REVENUE	(2,267,636)	(1,636,528)	(4,633,218)	(3,547,042)

GROSS PROFIT	7,650,917	5,874,480	15,689,005	9,058,666

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(7,184,053)	(4,589,457)	(14,297,213)	(8,107,459)

OPERATING INCOME	466,864	1,285,023	1,391,792	951,207

OTHER INCOME AND (EXPENSE)
Rental income	5,147	2,783	9,708	15,716
Bank interest	9,643	1,726	30,002	4,417
Other income	27,868	320	53,990	694
Management fee income	37,660	-	46,289	-
Interest expense	(62,050)	-	(64,355)	(1,241)
Minority interest	-	(5,512)	-	(985)

TOTAL OTHER INCOME (EXPENSE)	18,268	(683)	75,634	18,601

NET INCOME BEFORE INCOME TAXES	485,132	1,284,340	1,467,426	969,808

INCOME TAX EXPENSE	(389,112)	(439,408)	(829,715)	(311,935)

NET INCOME	96,020	844,932	637,711	657,873

Other Comprehensive item - Foreign currency translation income	1,485,706	6,230	1,610,125	7,415

Net Comprehensive Income	$1,581,726	$851,162	$2,247,836	$665,288

Net income per share, basic & diluted	$0.01	$0.03	$0.01	$0.02

Weighted average number of shares, basic and diluted	53,507,450	32,344,672	47,186,478	33,566,894

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Periods Ended
	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$15,270,604	$10,552,896
Interest Received	30,000	4,417
Payment to Suppliers & Employees	(13,991,098)	(9,886,030)
Income Tax Paid	(227,493)	-

Net cash provided by operating activities	1,082,013	671,283

Cash Flows from Investing Activities

Acquisition of subsidiaries	(2,258,100)	-
Payment for Property, Plant & Equipment	(134,755)	(76,973)
Payment for Intellectual Properties	(41,900)	(34,642)
Loans from related entities	(1,340,773)	24,876
Payment for security deposit	(258)	(8,696)

Net cash used in investing activities	(3,775,786)	(95,435)

Cash Flows From Financing Activities
Collection of Note Receivable	150,771	150,771
Interest & Other Finance costs paid	(64,353)	(1,241)
Proceeds from Borrowings	2,258,100	-
Repayment of Borrowings	(72,303)	(125,344)
Dividend Payment	(38,183)	-

Net cash provided by financing activities	2,234,032	24,186

Net (decrease) increase in cash and cash equivalents	(459,741)	600,034
Effect of exchange rate on cash	(37,204)	(28,637)
Cash and cash equivalents at beginning of period	1,103,243	294,208

Cash and cash equivalents at end of period	$606,298	$865,605

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Month Periods Ended
	December 31, 2006 (unaudited)	December 31, 2005 (unaudited)

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash & Cash Equivalents	$606,298	$865,605

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income	$637,711	$658,858

Non-Cash Flows in Profit from Ordinary Activities
Depreciation	534,400	83,088
Provision for doubtful accounts	2,303,932	528,101
Minority interest	(17,485)	-

Cash Flows in Profit from Financing Activities
Interest & Other Finance costs paid	64,353	1,241

Changes in Assets and Liabilities
Increase in inventories	(765)	-
Increase in receivables	(5,259,195)	(3,743,256)
Increase in unearned revenue	675,067	1,677,878
Increase in payables	1,405,391	1,315,228
Decrease in provisions for compensated absences	-	(85,511)
Increase in deferred tax liabilities	378,037	151,359
Increase in securities deposit received	1,764	-
Increase in income tax payable	358,803	84,297

Cash Flows Provided by Operating Activities	$1,082,013	$671,283

Supplemental Cash Flow Disclosures:
Interest paid	$64,353	$1,650

Income tax paid	$227,493	$98,872

Non-Cash Investing/Financing Activities:
Stock issued in acquisition	$-	$5,500,000

The accompanying notes are an integral part of these unaudited financial statements

ADVANCED MEDICAL INSTITUTE, INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

AMI Australia is a company limited by shares, incorporated and domiciled in Australia. The principal activity of AMI Australia is the medical treatment of sexual dysfunction in Australia, New Zealand, China and Japan. AMI Australia is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMI Australia operates a centralized call center and twenty-two medical centers and sales offices throughout Australia and New Zealand. AMI China, a wholly owned subsidiary of the Company, operates 2 medical centers in Beijing, China and AMI Japan, a 75% subsidiary of the Company, operates a clinic in Tokyo, Japan as well as having an informal referral arrangement with 3 medical clinics in Osaka, Nagoya and Okinawa.

On November 17, 2005, AMI Australia acquired 100% of the outstanding shares of PE Patent Holdco Pty Limited (“PE”) in exchange for 5 million shares of the Company valued at $1.10 per share. PE’s assets comprise an Australian innovation patent (Australian Innovation Patent No 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783) (collectively, the “Patents”).

The patents and patent applications relate to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia’s treatment programs for premature ejaculation. The patents and associated formulations are integral to those treatment programs.

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

IMT also had the option to extend its field of use to the treatment of prostate diseases. IMT exercised its option to extend its field of use to include prostate diseases on July 15, 2006 and IMT “terminated” its license with SURF. The termination was because of SURF’s failure to deliver to the Company information concerning updates and advances on the technologies. The termination does not affect IMT’s rights to use the technology - the only effect is to terminate the royalty payment obligations to SURF under the license. As a result of terminating the license agreement, IMT retained the right to use the technology in its treatment programs to treat sexual dysfunction without paying royalties or other fees to SURF.

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

IMT applied to list its nebuliser with the Therapeutic Goods Administration (the Australian functional equivalent of the FDA) in October 2006 and believes it will receive a response, as to whether it has been accepted or rejected, from the TGA by June 30, 2007.

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 10.75%). The Company has been meeting its interest payment obligations under these loans and has pre-paid approximately A$80,000 in principal as at the date of this filing.

The Company has been actively exploring international expansion into a range of jurisdictions and recently established subsidiaries in China and Japan.

The Chinese subsidiary is an indirect wholly owned subsidiary of the Company and the Chinese entity has formed an alliance with 2 Beijing hospitals for the purpose of establishing operations and conducting clinical trials for regulatory purposes. The Company’s Chinese subsidiary has obtained regulatory approval to its proposed advertisements and commenced operations on September 4, 2006.

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

Advanced Medical Institute (NZ) Limited (“AMI NZ”) conducts the group’s business in New Zealand. AMI NZ contributed 3.7% of AMI Australia’s consolidated revenue during the half year (excluding other income).

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

AWIT Beijing Medicine Consulting Company (“AMI China”) conducts the Company’s business in China. AMI China commenced advertising of its services on September 4, 2006 and is in the early stages of its operations.

AMI Japan Kabushiki Gaisya (“AMI Japan”) conducts the Company’s business in Japan. AMI Japan commenced advertising of its services on October 1, 2006 and is in the early stages of its operations.

During September 2006, AMI commenced a not for profit unit entity named “AMI SCI” which provides, as part of its community services program, specialized sexual dysfunction treatment programs to spinal cord victims in Australia. This unit is in its early stages of development and details regarding its services and operation are located at rocketlaunch.com.au.

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for a indefinite term, which can be terminated at any time with not less than twelve months written notice. Under the agreement, Heartcheck agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, Heartcheck has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The provision of these services and the fees generated from this agreement with Heartcheck has contributed to the Company’s net profit during the half year and quarter ended December 31, 2006 whereas there has been no revenue generated by the agreement during past fiscal periods. Heartcheck is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia.

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

Exchange Gain (Loss)

During the fiscal six month period ended December 31, 2006 and 2005, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of December 31, 2006 and 2005, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

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

RECENT PRONOUNCEMENTS

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the financial statement.

In March 2006 FASB issued SFAS No. 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

•	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

•	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

•	Permits an entity to choose ‘Amortization method’ or Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

•
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

•
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

In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

•	A brief description of the provisions of this Statement

•	The date that adoption is required

•	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT

Property,  plant and equipment comprised of the following as of December 31, 2006:

Leasehold improvements	$387,874
Less: Accumulated depreciation	(57,060)
330,814

Motor Vehicles	46,805
Less: Accumulated Depreciation	(22,322)
24,483

Office Furniture & Equipment	354,153
Less: Accumulated Depreciation	(70,442)
283,711

Computer Hardware	303,309
Less: Accumulated Depreciation	(175,703)
127,606

Low Value Pooled Fixed Assets	125,215
Less: Accumulated Depreciation	(82,609)
42,606

Total Property, Plant and Equipment	$809,220

4.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of December 31, 2006:

Current, as of the period ended December 31, 2006
Capitalized lease liability	$47,690
Unsecured loan	157,860
$205,550

Non-current, due as of the period ended December 31,
Capitalized lease liability
2007	$44,764
2008	1,918
46,682

Secured loan	2,344,104

Total non-current	$2,390,786

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.6% to 13.1%. Interest expense on the interest bearing liabilities amounted to $64,355, and $1,241 for the six month periods ended December 31, 2006 and 2005, respectively, and $62,050 and none for the three month periods ended December 31, 2006 and 2005, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings. The future aggregate payments arising from this loan is as follows:

Due during the twelve months period ended December 31,

2007	$226,976
2008	252,561
2009	282,467
2010	315,154
2011	351,623
2012	392,033
2013	437,678
2014	85,612

$2,344,104

5. LEGAL PROCEEDINGS

As of December 31, 2006, there was no litigation pending or threatened by or against the Company or any of its subsidiaries except as follows:

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claimed that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. On August 15, 2006 the court ruled in favor of the ACCC that the advertisements were misleading and deceptive but declined to order corrective advertising or any pecuniary penalty other than an order that AMI Australia pay the ACCC’s costs on a party-party basis. The Company has estimated a cost of settlement of $65,709 which is accrued as of December 31, 2006.

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

6. LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Due during the twelve months period ended December 31,

2007	$562,867
2008	404,517
2009	210,615
2010	57,478
2011	22,031

$1,257,508

Rent paid for the six months ended December 31, 2006 and 2005 was $831,375 and $591,700, respectively.

7.  CONCENTRATION

Sales Markets - The Company’s revenue arises from Australian, New Zealand, Chinese and Japanese customers.

Suppliers - Although the Company has access to a variety of suppliers, the majority of the Company’s products that are obtained for resale are purchased from a limited number of suppliers.

8.  SHARE EXCHANGE AGREEMENTS

On September 8, 2006 the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately US$2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share. These shares were subsequently transferred by the Company to AMI Australia. The issuance of our shares of common stock to the Worldwide PE Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S. As used herein, the “Company” shall also mean Worldwide PE when used for events after September 8, 2006, described herein.

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loan accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 10.75%).

9. RELATED PARTY TRANSACTIONS

Related parties comprised of the following as of December 31, 2006:

Forhad (Tony) Khan Relationship: Director of the parent entity Payable to this related party	$2,740

Jack Vaisman (an AU citizen) Relationship: Director of the Company Director salary from AMI Australia	$110,263

James Matthews (an AU citizen) Relationship: Director of the subsidiary (Whygo) Director salary	$23,350

Prostate Health Clinic Pty. Ltd. (an AU co.) Relationship: Under common management control by Jack Vaisman Receivable from this related party	$1,184

Zinalda Vaisman (an AU citizen) Relationship: Jack Vaisman’s wife Salary	$22,909

Total receivables due from related parties included in the Company’s statement of financial position was $1,184 and $33,633 as of December 31, 2006 and December 31, 2005, respectively.

Total accounts payable to related parties included in the Company’s statement of financial position was $2,740 and $1,927 as of December 31, 2006 and December 31, 2005, respectively.

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

12.  INCOME TAXES

Total Federal and State income tax expense for the six months period ended December 31, 2006 and 2005 amounted to $829,715 and $311,935, respectively. For the six month periods ended December 31, 2006 and 2005 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

The following is a reconciliation of income tax expense for the six month periods ended December 31, 2006 & 2005:

2006	U.S.	International	Total
Current	$0	$829,715	$829,715
Deferred	0	($345,464)	($345,464)
Total	$0	$484,251	$484,251

2005	U.S.	International	Total
Current	$0	$311,935	$311,935
Deferred	0	$8,427	$53,614
Total	$0	$320,362	$365,549

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2006	2005
Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	(1)%	(1)%
Effective tax rate	33%	33%

13.  OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2006 are as follows:

	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income
Balance at June 30, 2006	$(204,483)	$(204,483)
Change for six months ended December 31, 2006	1,610,125	1,610,125
Balance at December 31, 2006	$1,405,642	$1,405,642

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

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Goodwill is no longer amortized and potential impairment of goodwill and purchased intangible assets with indefinite useful lives are evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment analysis is performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators or value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

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

IMT also had the option to extend its field of use to the treatment of prostate diseases. IMT exercised its option to extend its field of use to include prostate diseases on July 15, 2006 and IMT “terminated” its license with SURF. The termination was because of SURF’s failure to deliver to the Company information concerning updates and advances on the technologies. The termination does not affect IMT’s rights to use the technology - the only effect is to terminate the royalty payment obligations to SURF under the license. As a result of terminating the license agreement, IMT retained the right to use the technology in its treatment programs to treat sexual dysfunction without paying royalties or other fees to SURF.

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

IMT applied to list its nebulizer with the Therapeutic Goods Administration (the Australian functional equivalent of the FDA) in October 2006 and believes it will receive a response, as to whether accepted or rejected, from the TGA by June 30, 2007.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately $2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share.

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million (approximately $2.25 million) with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 10.75%).

The Company has been actively exploring international expansion and recently established subsidiaries in China and Japan.

The Chinese subsidiary, named AWIT Beijing Medicine Consulting Company (“AMI China”), is an indirect, wholly owned subsidiary of the Company and has formed an alliance with 2 Beijing hospitals for the purpose of establishing operations and conducting clinical trials for regulatory purposes. AMI China has obtained regulatory approval to its proposed advertisements and commenced operations on September 4, 2006. AMI China rents premises from these hospitals and has agreed to give persons associated with these hospitals a 20% share of profits from AMI China’s operations.

The Japanese subsidiary, named AMI Japan Kabushiki Gaisya (“AMI Japan”), is an indirect, 75% owned subsidiary of the Company. AMI Japan is also partly owned by a Japanese individual who has expertise in Japanese marketing and 2 financial investors. The Japanese subsidiary commenced operations on October 1, 2006. The Japanese investor received his shareholding in AMI Japan in consideration for assisting with the establishment of AMI Japan and in consideration for assisting with the marketing and management of AMI Japan.

General Business Plan

AMI Australia is a company, incorporated and domiciled in Australia. AMI Australia was established in February 2001 when it entered into an agreement with Health Services for Men and Australian Momentum Health to acquire two chains of medical clinics and sales offices which provided services relating to the medical treatment of sexual dysfunction. The principal activity of AMI Australia continues to be the sale of services relating to the medical treatment of sexual dysfunction in Australia, New Zealand and Asia. For the second quarter ended December 31, 2006, AMI Australia’s revenue was approximately $9.9 million. The revenue in the first quarter ending September 30, 2006 was $10.4 million. The reason for the slight drop in revenue is that the second quarter contains more public holidays than the first quarter with the business being closed for a week over Christmas.

The Company operates a centralized call center and twenty-two medical centers and sales offices throughout Australia and, New Zealand. The Company is operating 2 medical centers in Beijing, China and 1 medical center in Tokyo, Japan as well as having an informal alliance with 3 other medical centers in Osaka, Nagoya and Okinawa.

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

During March 2006, AMI Australia commenced trialing prostate treatments for men with prostate problems. Those treatments generated approximately $703,188 or 3.5% of AMI Australia’s revenue during the first six month period ended December 31, 2006, however it is too early to assess whether these treatments options will contribute significantly to AMI Australia’s revenue or profitability in the longer term.

During September 2006, the Company launched AMI SCI, a not-for-profit, indirect wholly owned subsidiary of the Company which aims to provide specialized sexual dysfunction treatments to spinal cord victims in Australia.

Each of AMI Australia's treatment programs are prescribed by licensed Australian, New Zealand, Chinese and Japanese doctors and prepared and delivered by an Australian, New Zealand, Chinese or Japanese compounding pharmacy in full compliance with the relevant regulatory requirements. AMI Australia's products and services are only available by prescription and are sold on an "off-label" basis. AMI Australia's treatment programs are generally available in the same manner through both its medical clinics and sales offices or through its over-the-phone sales and marketing program.

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

The Australian innovation patent was issued to Dr. Jack Vaisman, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company and the Founder, President and Chief Executive Officer of AMI Australia, who on July 22, 2005 transferred the patent to PE Patent Holdco. The development of the intellectual property underlying the patents and patent applications was undertaken and funded by Dr. Vaisman. The innovation patent, titled “Treatment of Premature Ejaculation” relates to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia’s treatment programs for premature ejaculation. The patents and associated formulations are integral to AMI Australia’s premature ejaculation treatment programs.

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

As part of its treatment programs, AMI Australia arranges for a fully licensed Australian, New Zealand, Chinese or Japanese pharmacy to fill its patients’ individual prescriptions and supply medications to those patients.

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

IMT has completed development of 15 working prototypes of its nebulizer device and is in the process of manufacturing a further 5 prototypes in connection with its application to list its device with the TGA. The ten prototypes which were completed by IMT in the first quarter of calendar 2006 are suitable for commercialization and such prototypes formed the basis of IMT’s application to list the device with the TGA (discussed below).

IMT has received advice from Brandwood Biomed Pty Limited, an Australian regulatory expert on TGA requirements that IMT does not need to conduct clinical trials to list its device with the TGA. IMT filed its application to list its device during October 2006 and expects the application to be accepted or rejected by June 30, 2007.

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

IMT has been spending a large portion of its capital on research and development activities with financial support from AMI Australia (approximately $284,000 during fiscal 2005, and approximately $205,000 during fiscal 2006). IMT has compiled a team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights of the technology for sexual dysfunction treatments and is entitled to use any innovations, including those that are in a non-sexual dysfunction field, developed by it as a result of its research and development in connection with its nebulizer device. As at December 31, 2006, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately $2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share. The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million (approximately $2.25 million) with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 10.75%).

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for a indefinite term, which can be terminated at any time with not less than twelve months written notice. Under the agreement, Heartcheck agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, Heartcheck has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The provision of these services and the fees generated from this agreement with Heartcheck has contributed to the Company’s net profit during the half year and quarter ended December 31, 2006 whereas there has been no revenue generated by the agreement during past fiscal periods. Heartcheck is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia.

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

Staff

As of December 31, 2006, the Company and its operating subsidiaries had a total staff of approximately 363 people, of which 227 are full-time and 136 are part-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. Of the 363 people, the Company’s staff includes 25 independent consultants and 50 licensed medical personnel. None of the Company’s employees are members of a union or labor organization.

None of AMI Australia’s subsidiaries have any employees except Whygo which has three full-time employees and one part-time employee, AMI NZ which has two full-time employees, AMI China which has 15 full-time employees and AMI Japan which has 5 full-time staff members.

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

Currency Conversion

As of December 31, 2006 and 2005, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD or $) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate as of December 31, 2006, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Three months ended December 31,		Six months ended December 31,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Cost of revenue	22.9%	21.8%	22.8%	28.1%
Gross profit	77.1%	78.2%	77.2%	71.9%
Selling, general and administrative expenses	72.4%	61.1%	70.4%	64.3%
Other income and expenses	0.2%	0.1%	0.4%	0.1%
Income before income tax	4.9%	17.2%	7.2%	7.7%
Income tax expenses	3.9%	6.0%	4.1%	2.5%
Net income	1.0%	11.2%	3.1%	5.2%

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had total liabilities of $14,285,285 including unearned revenue of $4,899,974 and we had a positive net worth of $28,870,755. As at our fiscal year ended June 30, 2006, we had total liabilities of $9,561,389 including unearned revenue of $3,887,052 and we had a positive net worth of $10,497,919. As at December 31, 2006 our total current assets were $14,577,348, our total current liabilities were $10,539,533 and our net current assets were $4,037,815.

Our aggregate cash balances as at December 31, 2006 were $606,298. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. Management has expanded our business into China and Japan and is considering further international expansion. Income generated from Heartcheck is also expected to be reinvested into the Company to contribute to our ongoing working capital needs.

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

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2005

REVENUE. Revenue was $20,322,223 in the six months ended December 31, 2006 compared to $12,605,708 during the six months ended December 31, 2005, an increase of $7,716,515 or 61.2%. The increase in revenue in the six-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the six months ended December 31, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

In addition, our unearned revenue in the six months ending December 31, 2006 increased by $1,012,922 to $4,899,974 compared to an increase of $1,552,926 to $3,355,970 in the six months ending December 31, 2005. The gross increase in unearned revenue from the quarter ended December 31, 2005 to the quarter ended December 31, 2006 was $1,544,004, or an increase of 46.0%. The increase in unearned revenue in the six-month period ended December 31, 2006 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatment programs has increased by $4,555,368 or 70% to $11,026,330 and revenue in AMI Australia’s ED treatment programs has increased by $2,390,533 or 42% to $8,095,329 in the six months ending December 31, 2006, compared to the six months ending December 31, 2005. The number of patients in AMI Australia’s PE and ED treatment programs increased by 58% and 30% respectively compared to the six months ending December 31, 2005.

Revenue in our Australian operations was $19,545,093 in the six months ended December 31, 2006 compared to $12,589,782 during the six months ended December 31, 2005, an increase of $6,955,311 or 55.2%. The increase in revenue in the six-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the six months ended December 31, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our New Zealand operations was $749,912 in the six months ended December 31, 2006 compared to $15,926 during the six months ended December 31, 2005, an increase of $733,986 or 4,608.7%. The increase in revenue in the six-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the six months ended December 31, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our Chinese operations was $9,304 in the six months ended December 31, 2006 compared to zero during the six months ended December 31, 2005. The China operation (AMI China) started to operate in this financial year and is presently anticipated to have growth in revenue during the next 6 to 12 months.

Revenue in our Japanese operations was $17,914 in the six months ended December 31, 2006 compared to zero during the six months ended December 31, 2005. The Japan operation (AMI Japan) was established in this financial year and is presently anticipated to have growth in revenue during the next 6 to 12 months.

COST OF REVENUE. Cost of revenue increased to $4,633,218 in the six months ended December 31, 2006 compared to $3,547,042 in the six months ended December 31, 2005 primarily as a result of an increase in the number of staff employed by AMI Australia, which additional people were needed to service and sell the additional number of PE and ED treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 22.8% in the six months ended December 31, 2006 compared to 28.1% in the six months ended December 31, 2005. The decrease in the cost of revenue percentage by 5.3% is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

GROSS PROFIT. Gross profit was $15,689,005 in the six months ended December 31, 2006 compared to $9,058,666 in the six months ended December 31, 2005. As a percentage of revenue, gross profit increased to 77.2% in the six months ended December 31, 2006 from 71.9% in the six months ended December 31, 2005. The 5.3% increase in the gross profit percentage is primarily attributable to the growth in AMI Australia’s revenue and improvements in our margins due to the increase in total costs being less than the increase in total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $14,297,213 in the six months ended December 31, 2006 compared to $8,107,459 in the six months ended December 31, 2005. As a percentage of revenue, selling, general and administrative expenses increased to 70.4% in the six months ended December 31, 2006 from 64.3% in the six months ended December 31, 2005. The principal reason for the 6.1% increase in these expenses as a percentage of revenue is because we have invested significant resources in setting up our China and Japan operations. We presently anticipate that we will continue to incur a higher percentage growth of selling, general and administrative costs in each of China and Japan during the next 6 to 12 months due to the need for working capital in the initial stages of those locations.

OTHER INCOME AND EXPENSES. Other income and expenses were $75,634 in the six months ended December 31, 2006 compared to $18,601 in the six months ended December 31, 2005. As a percentage of revenue, other income and expenses increased to 0.4% in the six months ended December 31, 2006 from 0.1% in the six months ended December 31, 2005. The increase is due to income received by the Company from Heartcheck during the six months ended December 31, 2006 The amount of revenue generated by the Company from providing these services in the six month period was $46,289

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income before income tax was $1,467,426 in the six months ended December 31, 2006 compared to $969,808 in the six months ended December 31, 2005. This increase was attributable to the increase in revenue resulting from additional advertising expenditure and decrease in percentage of costs and expenses during the six months ended December 31, 2006. The increase is also attributable to an increase in our product recognition and recognition of the “AMI” name in Australia. In addition, the increase is also due to revenue received from providing services to the Heartcheck. The amount of revenue generated by the Company from providing these services in the six month period was $46,289.

Income tax expenses were $829,715 in the six months ended December 31, 2006 compared to $311,935 in the six months ended December 31, 2005. This increase is primarily attributable to the increase in income during the six months ended March 31, 2006. As a percentage of revenue, income tax expense rose to 4.1% from 2.5% which is attributable to the increasing profitability of the Company. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME. Net income was $637,711 in the six months ended December 31, 2006 compared to $657,873 in the six months ended December 31, 2005. This decrease is attributable to a substantial increase in income tax expenses during the period. The reason for this is that the Company has increased its profitability in Australia while incurring international losses and the Company is unable to offset its Australian profits against those international losses.

Net income in our Australian operations was $2,105,362 in the six months ended December 31, 2006 compared to $660,617 in the six months ended December 31, 2005. This increase is attributable to the increase in revenue.

Net income in our New Zealand operations was $190,587 in the six months ended December 31, 2006 compared to ($2,744) in the six months ended December 31, 2005. This increase is attributable to the increase in revenue.

Net income in our Chinese operations was ($611,516) in the six months ended December 31, 2006 compared to zero in the six months ended December 31, 2005. The principal reason for the net loss is because we have invested significant resources into setting up our China operation.

Net income in our Japan operations was ($848,786) in the six months ended December 31, 2006 compared to zero in the six months ended December 31, 2005. The principal reason for the net loss is because we have invested significant resources into setting up our Japan operation.

The above discussion of results exclude those entities which have no or what management deems insignificant operations.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

REVENUE. Revenue was $9,918,553 in the three months ended December 31, 2006 compared to $7,511,008 during the three months ended December 31, 2005, an increase of $2,407,545 or 32.1%. The increase in revenue during the three-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the three months ended December 31, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products. The revenue in the first quarter ending September 30, 2006 was $10.4 million. The reason for the slight drop in revenue is that the second quarter contains more public holidays than the first quarter with the business being closed for a week over Christmas.

In addition, our unearned revenue in the three months ending December 31, 2006 increased by $472,944 to $4,899,974 compared to an increase of $268,498 to $3,355,970 in the three months ending December 31, 2005. The gross increase in unearned revenue from the quarter ended December 31, 2005 to the quarter ended December 31, 2006 was $1,544,004, or an increase of 46.0%. The increase in unearned revenue in the three-month period ended December 31, 2006 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatment programs has increased by $1,315,584 or 33% to $5,251,884 and revenue in AMI Australia’s ED treatment programs has increased by $802,172 or 24% to $4,113,861 in the three months ending December 31, 2006, compared to the three months ending December 31, 2005. The number of patients in AMI Australia’s PE and ED treatment programs increased by 27% and 15% respectively compared to the three months ending December 31, 2005.

Revenue in our Australian operations was $9,567,670 in the three months ended December 31, 2006 compared to $7,495,082 during the three months ended December 31, 2005, an increase of $2,072,588 or 27.7%. The increase in revenue in the three-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the three months ended December 31, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our New Zealand operations was $323,665 in the three months ended December 31, 2006 compared to $15,926 during the three months ended December 31, 2005, an increase of $307,739 or 1,932.3%. The increase in revenue in the three-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the three months ended December 31, 2006 than in the same period in 2005. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our Chinese operations was $9,304 in the three months ended December 31, 2006 compared to zero during the three months ended December 31, 2005. The China operation (AMI China) started to operate in this financial year.

Revenue in our Japanese operations was $17,914 in the three months ended December 31, 2006 compared to zero during the three months ended December 31, 2005. The Japan operation (AMI Japan) was established in this financial year.

COST OF REVENUE. Cost of revenue increased to $2,267,636 in the three months ended December 31, 2006 compared to $1,636,528 in the three months ended December 31, 2005 primarily as a result of an increase in the number of staff employed by AMI Australia, which additional people were needed to service and sell the additional number of PE and ED treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 22.9% in the three months ended December 31, 2006 compared to 21.8% in the three months ended December 31, 2005. The increase in the cost of revenue percentage by 1.1% is primarily attributable to an increase in income from prostate treatment programs which involve higher pharmaceutical costs than the Company’s other treatment programs.

GROSS PROFIT. Gross profit was $7,650,917 in the three months ended December 31, 2006 compared to $5,874,480 in the three months ended December 31, 2005. As a percentage of revenue, gross profit decreased to 77.1% in the three months ended December 31, 2006 from 78.2% in the three months ended December 31, 2005. The 1.1% decrease in the gross profit percentage is primarily attributable to an increase in income from prostate treatment programs which involve higher pharmaceutical costs than the Company’s other treatment programs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $7,184,053 in the three months ended December 31, 2006 compared to $4,589,457 in the three months ended December 31, 2005. As a percentage of revenue, selling, general and administrative expenses increased to 72.4% in the three months ended December 31, 2006 from 61.1% in the three months ended December 31, 2005. The principal reason for the 11.3% increase in these expenses as a percentage of revenue is because we have invested significant resources into setting up our China and Japan operations. We presently anticipate that we will continue to incur a higher percentage growth of selling, general and administrative costs in each of China and Japan during the next 6 to 12 months due to the need for working capital in the initial stages of those locations.

OTHER INCOME AND EXPENSES. Other income and expenses were $18,268 in the three months ended December 31, 2006 compared to $(683) in the three months ended December 31, 2005. As a percentage of revenue, other income and expenses increased to 0.2% in the three months ended December 31, 2006 from 0.1% in the three months ended December 31, 2005. The increase is due to income received by the Company from Heartcheck during the three months ended December 31, 2006 The amount of revenue generated by the Company from providing these services in the three month period was $37,660.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.
Income before income tax was $485,132 in the three months ended December 31, 2006 compared to $1,284,340 in the three months ended December 31, 2005. This decrease was attributable to start up costs incurred by the Company in setting up its operations in China and Japan.

Income tax expenses were $389,112 in the three months ended December 31, 2006 compared to $439,408 in the three months ended December 31, 2005. As a percentage of revenue, income tax expense decreased to 3.9% from 6.0% which is attributable to the decreasing profitability of the Company. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME. Net income was $96,020 in the three months ended December 31, 2006 compared to $844,932 in the three months ended December 31, 2005. This decrease is attributable to the reasons set forth above related to the expansion to China and Japan.

Net income in our Australian operations was $1,124,244 in the three months ended December 31, 2006 compared to $847,676 in the three months ended December 31, 2005. This increase is attributable to the increase in revenue.

Net income in our New Zealand operations was $67,070 in the three months ended December 31, 2006 compared to ($2,744) in the three months ended December 31, 2005. This increase is attributable to the increase in revenue.

Net income in our Chinese operations was ($293,663) in the three months ended December 31, 2006 compared to Nil in the three months ended December 31, 2005. The principal reason for the net loss is because we have invested significant resources into setting up our China operation.

Net income in our Japanese operations was ($709,906) in the three months ended December 31, 2006 compared to Nil in the three months ended December 31, 2005. The principal reason for the net loss is because we have invested significant resources into setting up our Japan operation.

The above discussion of results exclude those entities which have no or what management deems insignificant operations.

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

There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

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

ADVANCED MEDICAL INSTITUTE INC.

Date: February 14, 2007	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: February 14, 2007	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer