Form 10QSB
period 2007-03-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2007-05-15
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO_________

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
YES ☐  NO ☒

There were 53,507,450 shares of the Issuer’s common stock outstanding on May 11, 2007.

Transitional Small Business Disclosure Format (check one): YES ☐  NO ☒

ii

FINANCIAL INFORMATION

FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

March 31, 2007
(unaudited)
ASSETS
CURRENT ASSETS
Cash & cash equivalent	$821,883
Receivables, net	12,623,282
Receivables due from related parties	1,383
Inventory	233,789
Other assets	804,093
TOTAL CURRENT ASSETS	14,484,430

NON-CURRENT ASSETS
Security deposits	202,045
Property and equipment, net	964,308
Intangible assets, net	27,894,079
TOTAL NON-CURRENT ASSETS	29,060,432

TOTAL ASSETS	$43,544,862

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$4,863,352
Accounts payable & accrued expenses	4,917,035
Payables due to related parties	4,695
Interest bearing liabilities - current	223,885
Provisions for compensated absences	262,110
Income taxes payable	467,545
TOTAL CURRENT LIABILITIES	10,738,622

NON-CURRENT LIABILITIES
Securities deposit received	6,335
Interest bearing liabilities - non-current	2,385,375
Deferred tax liabilities	1,426,274
Minority interests	-
TOTAL NON-CURRENT LIABILITIES	3,817,984

TOTAL LIABILITIES	14,556,606

Commitments & Contingency	-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
53,507,450 and 37,382,450 issued and outstanding	53,507
Additional paid in capital	24,149,420
Other comprehensive income (loss)	2,245,794
Retained earnings	2,539,535
TOTAL STOCKHOLDERS’ EQUITY	28,988,256

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,544,862

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Three Month Periods Ended		For the Nine Month Periods Ended
	March 31, 2007	March 31, 2006	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
NET REVENUE	$9,391,231	$9,150,703	$29,713,454	$21,756,411

COST OF REVENUE	(2,297,734)	(2,242,042)	(6,930,952)	(5,789,084)

GROSS PROFIT	7,093,497	6,908,661	22,782,502	15,967,327

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(7,833,120)	(5,177,799)	(22,130,334)	(13,285,258)

OPERATING INCOME (LOSS)	(739,623)	1,730,862	652,168	2,682,069

OTHER INCOME AND (EXPENSE)
Rental income	4,735	(3,720)	14,443	11,996
Bank interest	9,362	12,706	39,364	17,123
License fee income	19,275	-	19,275	-
Other income	12,950	10,275	66,940	10,969
Management fee income	44,549	-	90,838	-
Interest expense	(68,061)	7	(132,416)	(1,234)
Minority interest	-	(16,712)	-	(17,697)

TOTAL OTHER INCOME (EXPENSE)	22,810	2,556	98,444	21,157

NET INCOME (LOSS) BEFORE INCOME TAXES	(716,813)	1,733,418	750,612	2,703,226

INCOME TAX EXPENSE	(5,838)	(523,001)	(835,552)	(834,936)

NET INCOME (LOSS)	(722,651)	1,210,417	(84,940)	1,868,290

Other Comprehensive item - Foreign currency translation income (loss)	840,152	(237,517)	2,450,277	(230,102)

Net Comprehensive Income	$117,501	$972,900	$2,365,337	$1,638,188

Net income (loss) per share, basic & diluted	($0.014)	$0.034	($0.002)	$0.056

Weighted average number of shares, basic and diluted	53,507,450	36,122,450	47,186,478	33,603,931

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month Periods Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Cash Flows from Operating Activities

Receipts from Customers	$24,252,103	$17,417,343
Interest Received	39,362	17,123
Payment to Suppliers & Employees	(21,622,728)	(16,529,956)
Interest & Other Finance costs paid	(132,414)	(1,234)
Income Tax Paid	(229,685)	-

Net cash provided by operating activities	2,306,638	903,276

Cash Flows from Investing Activities

Proceeds from Sale of Plant & Equipment	-	434
Acquisition of subsidiaries	(2,258,100)	-
Payment for Property, Plant & Equipment	(246,604)	(113,613)
Payment for Intellectual Properties	(67,097)	(40,864)
Dividend Payment	(38,551)	-

Net cash used in investing activities	(2,610,352)	(154,043)

Cash Flows From Financing Activities
Collection of Note Receivable	150,771	150,771
Proceeds from Borrowings	2,258,100	-
(Loan to) Repayment from related entities	(1,964,052)	24,740
Repayment of Borrowings	(156,137)	(131,337)

Net cash provided by financing activities	288,682	44,174

Net (decrease) increase in cash and cash equivalents	(15,032)	793,407
Effect of exchange rate on cash	(266,328)	(60,307)
Cash and cash equivalents at beginning of period	1,103,243	295,961

Cash and cash equivalents at end of period	$821,883	$1,029,061

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Month Periods Ended
	March 31, 2007	March 31, 2006
	(unaudited)	(unaudited)
Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash & Cash Equivalents	$821,883	$1,029,061

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net (Loss) Income	$(84,940)	$1,885,987

Non-Cash Flows in Profit from Ordinary Activities
Depreciation	940,224	187,547
Provision for doubtful accounts	3,309,946	894,811
Minority interest	(39,037)	-

Changes in Assets and Liabilities
Increase in inventories	(7,456)	68,141
Increase in receivables	(5,675,583)	(6,632,776)
Increase in security deposit paid	(7,890)	(17,224)
Increase in unearned revenue	535,852	2,087,245
Increase in payables	2,594,413	1,728,896
Increase (Decrease) in provisions for compensated absences	48,674	(14,048)
Increase in deferred tax liabilities	424,901	560,088
Increase in securities deposit received	2,016	-
Increase in income tax payable	265,518	154,609

Cash Flows Provided by Operating Activities	$2,306,638	$903,276

Supplemental Cash Flow Disclosures:
Interest paid	$132,414	$1,234

Income tax paid	$229,685	$-

Non-Cash Investing/Financing Activities:
Stock issued in acquisition	$16,125,000	$5,500,000

The accompanying notes are an integral part of these unaudited financial statements

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

1.  NATURE OF BUSINESS

Nature of Business

Advanced Medical Institute Inc. (formerly Hawksdale Financial Visions, Inc.) (the “Company”) was organized on December 6, 1996 under the laws of the State of Nevada and was previously in the development stage through March 21, 2005.

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 10.75%). The Company has been meeting its interest payment obligations under these loans and has pre-paid approximately A$147,000 in principal as at the date of this filing.

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

On May 2, 2007, Worldwide PE entered into an Option Agreement (the “Option”) with AMI Group Limited, a privately owned company registered in the United Kingdom (“AMI UK”).

The Option grants AMI UK a right to enter into an exclusive license to use Worldwide PE’s intellectual property in the United Kingdom. AMI UK has paid Worldwide PE an upfront non-refundable fee of $50,000 to secure an initial period of four months to confirm the license which period may be extended for a further two months by AMI UK paying Worldwide PE a non-refundable extension fee of $50,000. During this initial six month period, AMI UK may elect to enter into a License Agreement (the “License”) by paying Worldwide PE an upfront non-refundable license fee of $1 million less the upfront fees paid to Worldwide PE prior to that date. Terms of the Option and the License have been disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2007.

Subsidiaries

Advanced Medical Institute, Inc
AM Australia Holdings Pty Limited (owns core assets)
100%
AM International Pty Limited
100%
AM Management Services Pty Limited
100%
FE Patent Holdco Pty Limited
100%
Advanced Medical Institute Pty Limited
100%
Advanced Medical Institute (NZ) Limited
100%
Intelligent Medical Technologies Pty Limited
50%
Whygo Video Conferencing Pty Ltd (Australian Company)
100%
Worldwide FE Patent Holdco Pty Ltd
100%
AM China Ai Te Wei (Beijing) Medicine Consulting Co.
75%
AM Japan
100%
Whygo Limited (UK Company)

The Company’s direct subsidiaries are AMI Australia, AMI International Pty Limited (“AMI International”) and AMI Management Services Pty Limited (formerly known as Women’s Health Foundation Pty Limited).

AMI Australia’s direct subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco Pty Limited (“PE Patent”), Worldwide PE Patent Holdco Pty Limited (“Worldwide PE”), Advanced Medical Institute (NZ) Limited, IMT and Whygo Video Conferencing Pty Ltd (“Whygo”).

AMI International’s direct subsidiaries are AMI China (100% owned) and AMI Japan (75% owned).

Details of PE Patent Holdco are set forth in the Nature of Business description above.

Details of Worldwide PE are set forth in the Nature of Business description above.

Details of IMT are set forth in the Nature of Business description above.

AMI International Pty Limited was established to hold the Group’s ownership interests in the Japanese and Chinese companies established to conduct operations in those countries.

AMI Management Services Pty Limited provides treasury and management services to AMI Australia and its subsidiaries.

Advanced Medical Institute (NZ) Limited (“AMI NZ”) conducts the group’s business in New Zealand. AMI NZ contributed 3.0% of AMI Australia’s consolidated revenue during the nine month periods ended March 31, 2007 (excluding other income).

AMI Australia holds 50% of the outstanding shares of Whygo. Whygo provides video conferencing services across Australia and in various locations around the world. James Matthews, a director of Whygo, holds the remaining 50% of the outstanding shares of Whygo.

Whygo owns proprietary scheduling software, which allows its corporate partners to login and book rooms around the world. The source of Whygo’s income is derived from renting video conferencing rooms to its corporate partners through AMI Australia and its other channeling partners. Whygo contributed 2.6% of AMI Australia’s consolidated revenue during the nine month periods ended March 31, 2007 (excluding other income).

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

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for an indefinite term, which can be terminated at any time with not less than twelve months written notice. Under the agreement, Heartcheck agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, Heartcheck has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The provision of these services and the fees generated from this agreement with Heartcheck has contributed to the Company’s other income during the nine months and quarter ended March 31, 2007 whereas there had been no revenue generated by the agreement during past fiscal periods. Heartcheck is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia.

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

Exchange Gain (Loss)

During the fiscal nine month period ended March 31, 2007 and 2006, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of March 31, 2007 and 2006, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

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

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities. Management is currently evaluating the effect of this pronouncement on financial statements.

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of March 31, 2007:

Leasehold improvements	$488,809
Less: Accumulated depreciation	(64,400)
424,409

Motor Vehicles	47,914
Less: Accumulated Depreciation	(24,130)
23,784

Office Furniture & Equipment	409,918
Less: Accumulated Depreciation	(79,519)
330,399

Computer Hardware	339,474
Less: Accumulated Depreciation	(197,066)
142,408

Low Value Pooled Fixed Assets	132,854
Less: Accumulated Depreciation	(89,546)
43,308

Total Property, Plant and Equipment, net	$964,308

4.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of March 31, 2007:

Current, as of the period ended March 31, 2007
Capitalized lease liability	$62,285
Unsecured loan	161,600
$223,885

Non-current, due as of the period ended March 31, 2007
Capitalized lease liability
2007	$44,301
Secured loan	2,341,074

Total non-current	$2,385,375

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 6.2% to 11.5%. Interest expense on the interest bearing liabilities amounted to $132,416, and $1,234 for the nine month periods ended March 31, 2007 and 2006, respectively, and $68,061 and none for the three month periods ended March 31, 2007 and 2006, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings. The future aggregate payments arising from this loan is as follows:

Due during the twelve months period ended March 31,

2008	$238,072
2009	266,262
2010	297,074
2011	331,450
2012	369,542
2013	412,568
2014	426,106

$2,341,074

5.	LEGAL PROCEEDINGS

As of March 31, 2007, there was no litigation pending or threatened by or against the Company or any of its subsidiaries except as follows:

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claimed that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. On August 15, 2006 the court ruled in favor of the ACCC that the advertisements were misleading and deceptive but declined to order corrective advertising or any pecuniary penalty other than an order that AMI Australia pay the ACCC’s costs on a party-party basis. The Company has estimated a cost of settlement of $72,720 which is accrued as of March 31, 2007. AMI Australia has proposed payment by 10 installments and is awaiting response to that proposal.

On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro’s claims result from an injection therapy that Mr. Licastro claims caused physical injuries. Mr. Licastro is seeking damages including medical expenses, but no amount has been specified to date. The proceedings began on February 19, 2007 and concluded on February 28, 2007. Judgment has been reserved. AMI Australia has denied the allegations and is vigorously defending this suit. AMI Australia also seeks to be indemnified by its insurer. The result is difficult to predict because there are a number of factual issues each of which could materially affect the result.

CONTINGENT LIABILITY
A dispute with a previous telecommunication carrier over billing in the amount of $122,924 arose in 2002. AMI Australia responded with a counterclaim of $550,904 against the carrier in 2003 and no correspondence has been received from the carrier. No settlement has been reached, but in the opinion of the Company’s directors, the $122,924 will not be paid. Similarly, the Company has not been actively pursing the amount it claims is owed to it under the couterclaim. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

6.	LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

Due during the twelve months period ended March 31,

2008	$707,613
2009	564,398
2010	277,626
2011	89,419
2012	57,328

$1,696,384

Rent paid for the nine months ended March 31, 2007 and 2006 was $1,272,467 and $852,194, respectively.

7.	CONCENTRATION

Sales Markets - The Company’s revenue arises from Australian, New Zealand, Chinese and Japanese customers. The majority of the revenue is patient based and derives from the Australian market.

Suppliers - Although the Company has access to a variety of suppliers, the majority of the Company’s products that are obtained for resale are purchased from a limited number of suppliers. Top 3 suppliers of products accounted for 80.9% of total purchases during the 9 month periods ended March 31, 2007.

8.	SHARE EXCHANGE AGREEMENTS - ACQUISITION

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

9.	RELATED PARTY TRANSACTIONS

Related party transactions comprised of the following as of March 31, 2007:

Forhad (Tony) Khan
Relationship: Director of the parent entity
Payable to this related party	$2,805

Jack Vaisman (an AU citizen)
Relationship: Director of the Company
Director salary from AMI Australia	$171,293

James Matthews (an AU citizen)
Relationship: Director of the subsidiary (Whygo)
Payable to this related party	$1,890
Director salary	$35,359

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$1,383

Zinalda Vaisman (an AU citizen)
Relationship: Jack Vaisman’s wife
Salary	$35,585

Total receivables due from related parties included in the Company’s statement of financial position was $1,383 and $33,633 as of March 31, 2007 and March 31, 2006, respectively.

Total accounts payable to related parties included in the Company’s statement of financial position was $4,695 and $13,745 as of March 31, 2007 and March 31, 2006, respectively.

Receivables from, and payables to, related parties are unsecured, interest-free and are due on demand.

10.	INCOME TAXES

Total Federal and State income tax expense for the nine months period ended March 31, 2007 and 2006 amounted to $835,552 and $834,936,respectively. For the nine month periods ended March 31, 2007 and 2006 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

The following is a reconciliation of income tax expense for the nine month periods ended March 31, 2007 & 2006:

March 31, 2007	U.S.	State	International	Total
Current	$0	$0	$539,164	$539,164
Deferred	$0	$0	$296,388	$296,388
Total	$0	$0	$835,552	$835,552

March 31, 2006	U.S.	State	International	Total
Current	$0	$0	$278,598	$278,598
Deferred	$0	$0	$556,338	$556,338
Total	$0	$0	$834,936	$834,936

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2007	2006

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	(1%)	(1%)

Effective tax rate	33%	33%

11.	OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2007 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2006	$(204,483)
Foreign currency translation adjustment for nine months ended March 31, 2007	2,450,277
Balance at March 31, 2007	$2,245,794

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

On May 2, 2007, Worldwide PE entered into an Option Agreement (the “Option”) with AMI Group Limited, a privately owned company registered in the United Kingdom (“AMI UK”).

The Option grants AMI UK a right to enter into an exclusive license to use Worldwide PE’s intellectual property in the United Kingdom. AMI UK has paid Worldwide PE an upfront non-refundable fee of $50,000 to secure an initial period of four months to confirm the license which period may be extended for a further two months by AMI UK paying Worldwide PE a non-refundable extension fee of $50,000. During this initial six month period, AMI UK may elect to enter into a License Agreement (the “License”) by paying Worldwide PE an upfront non-refundable license fee of $1 million less the upfront fees paid to Worldwide PE prior to that date. Terms of the Option and the License have been disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2007.

General Business Plan

AMI Australia is a company, incorporated and domiciled in Australia. AMI Australia was established in February 2001 when it entered into an agreement with Health Services for Men and Australian Momentum Health to acquire two chains of medical clinics and sales offices which provided services relating to the medical treatment of sexual dysfunction. The principal activity of AMI Australia continues to be the sale of services relating to the medical treatment of sexual dysfunction in Australia, New Zealand and Asia. For the third quarter ended March 31, 2007, AMI Australia’s revenue was approximately $9.4 million. For the second quarter ended December 31, 2006, AMI Australia’s revenue was approximately $9.9 million. Management believes that the reason for the drop in revenue in January is because of the effect of the Christmas holiday period. Australians tend to go on a long vacation from Christmas until the beginning or middle of January. The large number of Australians who are on vacation during this period tends to result in a reduction in the Company’s sales during this period.

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

During March 2006, AMI Australia commenced trialing prostate treatments for men with prostate problems. Those treatments generated approximately $1,043,156 or 3.5% of AMI Australia’s total net revenue during the nine month period ended March 31, 2007, however it is too early to assess whether these treatment options will contribute significantly to AMI Australia’s revenue or profitability in the longer term.

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

IMT has been spending a large portion of its capital on research and development activities with financial support from AMI Australia (approximately $284,000 during fiscal 2005, and approximately $205,000 during fiscal 2006). IMT has compiled a team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights of the technology for sexual dysfunction treatments and is entitled to use any innovations, including those that are in a non-sexual dysfunction field, developed by it as a result of its research and development in connection with its nebulizer device. As at March 31, 2007, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

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

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for a indefinite term, which can be terminated at any time with not less than twelve months written notice. Under the agreement, Heartcheck agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, Heartcheck has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The provision of these services and the fees generated from this agreement with Heartcheck has contributed to the Company’s net profit during the half year and quarter ended March 31, 2007 whereas there has been no revenue generated by the agreement during past fiscal periods. Heartcheck is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia.

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

Staff

As of March 31, 2007, the Company and its operating subsidiaries had a total staff of approximately 328 people, of which 223 are full-time and 105 are part-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. Of the 328 people, the Company’s staff includes 26 independent consultants and 52 licensed medical personnel. None of the Company’s employees are members of a union or labor organization.

None of AMI Australia’s subsidiaries have any employees except Whygo which has 3 full-time employees and 1 part-time employee, AMI NZ which has 1 full-time employee and 1 part time employee, AMI China which has 15 full-time employees and AMI Japan which has 3 full-time employees and 1 part-time employee.

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

Currency Conversion

As of March 31, 2007 and 2006, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into U.S. Dollars (USD or $) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate as of March 31, 2007, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Three months ended March 31,		Nine months ended March 31,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Cost of revenue	24.5%	24.5%	23.3%	26.6%
Gross profit	75.5%	75.5%	76.7%	73.4%
Selling, general and administrative expenses	83.4%	56.6%	74.5%	61.1%
Other income and expenses	0.3%	*	0.3%	0.1%
Income (loss) before income tax	(7.6)%	18.9%	2.5%	12.4%
Income tax expenses	0.1%	5.7%	2.8%	3.8%
Net income (loss)	(7.7)%	13.2%	(0.3)%	8.6%

*	less than 0.1%.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had total liabilities of $14,556,606 including unearned revenue of $4,863,352 and we had a positive net worth of $28,988,256. As at our fiscal year ended June 30, 2006, we had total liabilities of $9,561,389 including unearned revenue of $3,887,052 and we had a positive net worth of $10,497,919. As at March 31, 2007 our total current assets were $14,484,430, our total current liabilities were $10,738,622 and our net current assets were $3,745,808.

Our aggregate cash balances as at March 31, 2007 were $821,883. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. Management has expanded our business into China and Japan and is considering further international expansion through either establishing new sales clinic operations or by licensing the intellectual property for use in territories in which we do not have clinics such as our recent entry into an Option Agreement with AMI UK to license our intellectual property for the United Kingdom. Income generated from Heartcheck is also expected to be reinvested into the Company to contribute to our ongoing working capital needs.

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

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

REVENUE. Revenue was $29,713,454 in the nine months ended March 31, 2007 compared to $21,756,411 during the nine months ended March 31, 2006, an increase of $7,957,043 or 36.6%. The increase in revenue in the nine-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the nine months ended March 31, 2007 than in the same period in 2006. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

In addition, our unearned revenue in the nine months ending March 31, 2007 increased by $976,300 to $4,863,352 compared to an increase of $1,862,872 to $3,665,916 in the nine months ending March 31, 2006. The gross increase in unearned revenue from the quarter ended March 31, 2006 to the quarter ended March 31, 2007 was $1,197,436, or an increase of 32.7%. The increase in unearned revenue in the nine-month period ended March 31, 2007 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2006. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatment programs has increased by $4,401,247 or 38.8% to $15,591,557 and revenue in AMI Australia’s ED treatment programs has increased by $2,410,379 or 24.8% to $12,145,837 in the nine months ending March 31, 2007, compared to the nine months ending March 31, 2006. The increase in revenue was generated by an increase in the number of patients in AMI Australia’s PE and ED treatment programs compared to the nine months ending March 31, 2006.

Revenue in our Australian operations was $28,637,855 in the nine months ended March 31, 2007 compared to $21,721,842 during the nine months ended March 31, 2006, an increase of $6,916,013 or 31.8%. The increase in revenue in the nine-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the nine months ended March 31, 2007 than in the same period in 2006. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our New Zealand operations was $898,203 in the nine months ended March 31, 2007 compared to $34,569 during the nine months ended March 31, 2006, an increase of $863,634 or 2498.3%. The increase in revenue in the nine-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the nine months ended March 31, 2007 than in the same period in 2006. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our Chinese operations was $28,974 in the nine months ended March 31, 2007 compared to zero during the nine months ended March 31, 2006. The China operation (AMI China) started to operate in this financial year.

Revenue in our Japanese operations was $138,268 in the nine months ended March 31, 2007 compared to zero during the nine months ended March 31, 2006. The Japan operation (AMI Japan) was established in this financial year.

COST OF REVENUE. Cost of revenue increased to $6,930,952 in the nine months ended March 31, 2007 compared to $5,789,084 in the nine months ended March 31, 2006, an increase of $1,141,868 or 19.7%. The increase in cost of revenue in the nine-month period is primarily attributable to an increase in the number of staff employed by AMI Australia and, to a lesser extent, AMI China and AMI Japan, which additional people were needed to service and sell the additional number of PE and ED treatment programs that were sold by AMI Australia during this period and which were required to staff the Company’s Chinese and Japanese operations. As a percentage of revenue, cost of revenue was 23.3% in the nine months ended March 31, 2007 compared to 26.6% in the nine months ended March 31, 2006. The decrease in the cost of revenue percentage by 3.3% is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

GROSS PROFIT. Gross profit was $22,782,502 in the nine months ended March 31, 2007 compared to $15,967,327 in the nine months ended March 31, 2006. As a percentage of revenue, gross profit increased to 76.7% in the nine months ended March 31, 2007 from 73.4% in the nine months ended March 31, 2006. The 3.3% increase in the gross profit percentage is primarily attributable to the growth in AMI Australia’s revenue and improvements in our margins due to the increase in total costs being less than the increase in total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $23,002,562 in the nine months ended March 31, 2007 compared to $13,285,258 in the nine months ended March 31, 2006. As a percentage of revenue, selling, general and administrative expenses increased to 74.5% in the nine months ended March 31, 2007 from 61.1% in the nine months ended March 31, 2006. The principal reason for the 13.4% increase in these expenses as a percentage of revenue is because we have spent $2,696,496 setting up our China and Japan operations during the period. We presently anticipate that we will continue to incur a higher percentage growth of selling, general and administrative costs in each of China and Japan during the next 6 to 12 months due to the need for further working capital to be invested in the current stages of those locations. Funds used to establish operations in China and Japan have not been capitalized because management believes that the initial results of operations and speculative nature of the market may indicate that the locations may not result in profitability in the longer term.

Selling, general and administrative expenses in our Chinese operations were $743,288 in the nine months ended March 31, 2007 compared to zero expense in the nine months ended March 31, 2006. Major expenses incurred were staff costs and advertising expenses.

Selling, general and administrative expenses in our Japanese operations were $1,953,208 in the nine months ended March 31, 2007 compared to zero expense in the nine months ended March 31, 2006. Major expenses incurred were staff costs and advertising expenses.

OTHER INCOME AND EXPENSES. Other income and expenses were $970,672 in the nine months ended March 31, 2007 compared to $21,157 in the nine months ended March 31, 2006. As a percentage of revenue, other income and expenses increased to 0.3% in the nine months ended March 31, 2007 from 0.1% in the nine months ended March 31, 2006. The increase is due to fees received by the Company from Heartcheck during the nine months ended March 31, 2007. The amount of revenue generated by the Company from providing these services in the nine month period was $90,838.

NET INCOME (LOSS) BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income (Loss) before income tax was ($716,813) in the three months ended March 31, 2007 compared to $1,733,418 in the three months ended March 31, 2006. This decrease was primarily attributable to start up costs incurred by the Company in setting up its operations in China and Japan.

Income tax expenses were $835,552 in the nine months ended March 31, 2007 compared to $834,936 in the nine months ended March 31, 2006. This increase is primarily attributable to the increase in income of AMI Australia during the nine months ended March 31, 2007 and our inability to offset our international losses against our Australian profits for tax purposes. As a percentage of revenue, income tax expense decrease to 2.8% from 3.8% that is attributable to the decrease in net income before income tax. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME (LOSS). Net loss was ($722,651) in the three months ended March 31, 2007 compared to income of $1,210,417 in the three months ended March 31, 2006. This decrease is primarily attributable to the reasons set forth above related to the expansion to China and Japan.

Net income in our Australian operations was $2,614,142 in the nine months ended March 31, 2007 compared to $1,902,599 in the nine months ended March 31, 2006. This increase is attributable to the increase in revenue.

Net income in our New Zealand operations was $117,644 in the nine months ended March 31, 2007 compared to a net loss ($34,309) in the nine months ended March 31, 2006. This increase is attributable to the increase in revenue.

Net loss in our Chinese operations was ($165,827) in the three months ended March 31, 2007 compared to zero income in the three months ended March 31, 2006. The principal reason for the net loss is because we have expended significant resources into setting up our China operation.

Net loss in our Japanese operations was ($965,488) in the three months ended March 31, 2007 compared to zero income in the three months ended March 31, 2006. The principal reason for the net loss is because we have expended significant resources into setting up our Japan operation.

The above discussion of results exclude those entities which have no or what management deems insignificant operations.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REVENUE. Revenue was $9,391,231 in the three months ended March 31, 2007 compared to $9,150,703 during the three months ended March 31, 2006, an increase of $240,528 or 2.6%. The increase in revenue during the three-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the three months ended March 31, 2007 than in the same period in 2006. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products. The revenue in the second quarter ending December 31, 2006 was $9.9 million. Management believes that the reason for the drop in revenue in January is because of the effect of the Christmas holiday period. Australians tend to go on a long vacation from Christmas until the beginning or middle of January. The large number of Australians who are on vacation during this period tends to result in a reduction in the Company’s sales during this period.

In addition, our unearned revenue in the three months ending March 31, 2007 decreased from the quarter ended December 31, 2006 by $36,622 to $4,863,352 compared to an increase from the quarter ended December 31, 2006 of $309,946 to $3,665,916 in the three months ending March 31, 2006. We had a gross decrease in unearned revenue from the quarter ended March 31, 2006 to the quarter ended March 31, 2007 of $1,197,436, or a decrease of 32.7%. The decrease in unearned revenue in the three-month period ended March 31, 2007 compared to the unearned revenue in the three month period ended March 31, 2006 was because gross sales had increased substantially in the quarter ended March 31, 2006 whereas gross sales decreased in the quarter ended March 31, 2007 compared to sales in the quarter ended December 31, 2006.

Revenue in AMI Australia’s PE treatment programs has decreased by $123,421 or 2.5% to $4,641,165 and revenue in AMI Australia’s ED treatment programs has decreased by $10,854 or 0.3% to $4,001,788 in the three months ending March 31, 2007, compared to the three months ending March 31, 2006. The decreases are mainly due to increase in the cancellation of programs in the three months ended March 31, 2007.

Revenue in our Australian operations was $9,092,762 in the three months ended March 31, 2007 compared to $9,132,060 during the three months ended March 31, 2006, a decrease of $39,298 or 0.4%. The decrease in revenue in the three-month period is primarily attributable to the increase in the cancellation of programs in the three months ended March 31, 2007.

Revenue in our New Zealand operations was $148,291 in the three months ended March 31, 2007 compared to $18,643 during the three months ended March 31, 2006, an increase of $129,648 or 695.4%. The increase in revenue in the three-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the three months ended March 31, 2007 than in the same period in 2006.

Revenue in our Chinese operations was $19,670 in the three months ended March 31, 2007 compared to zero during the three months ended March 31, 2006. The China operation (AMI China) started to operate in this financial year.

Revenue in our Japanese operations was $120,354 in the three months ended March 31, 2007 compared to zero during the three months ended March 31, 2006. The Japan operation (AMI Japan) was established in this financial year.

COST OF REVENUE. Cost of revenue increased to $2,297,734 in the three months ended March 31, 2007 compared to $2,242,042 in the three months ended March 31, 2006, an increase of $55,692 or 2.5%. The increase in cost of revenue in the nine-month period is primarily attributable to an increase in the staff cost incurred by AMI Australia and, to a lesser extent, AMI China and AMI Japan, which additional people were needed to service and sell the additional number of ED treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue remained constant at 24.5% in the three months ended March 31, 2007 and the three months ended March 31, 2006.

GROSS PROFIT. Gross profit was $7,093,497 in the three months ended March 31, 2007 compared to $6,908,661 in the three months ended March 31, 2006. As a percentage of revenue, gross profit remained constant at 75.5% in the three months ended March 31, 2007 and the three months ended March 31, 2006.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $8,031,898 in the three months ended March 31, 2007 compared to $5,177,799 in the three months ended March 31, 2006. As a percentage of revenue, selling, general and administrative expenses increased to 83.4% in the three months ended March 31, 2007 from 56.6% in the three months ended March 31, 2006. The principal reason for the 26.8% increase in these expenses as a percentage of revenue is because we have spent  $1,270,828 setting up our China and Japan operations during the period. Management believes that we will continue to incur a higher percentage growth of selling, general and administrative costs in each of China and Japan during the next 6 to 12 months due to the need for further working capital in the current stages of those locations. Funds used to establish operations in China and Japan have not been capitalized because management believes that the initial results of operations and speculative nature of the market may indicate that the locations may not result in profitability in the longer term.

Selling, general and administrative expenses in our Chinese operations were $184,388 in the three months ended March 31, 2007 compared to zero expense in the three months ended March 31, 2006. Major expenses incurred were staff costs and advertising expenses.

Selling, general and administrative expenses in our Japanese operations were $1,086,440 in the three months ended March 31, 2007 compared to zero expense in the three months ended March 31, 2006. Major expenses incurred were staff costs and advertising expenses.

OTHER INCOME AND EXPENSES. Other income and expenses were $221,588 in the three months ended March 31, 2007 compared to $2,556 in the three months ended March 31, 2006. As a percentage of revenue, other income and expenses increased to 0.3% in the three months ended March 31, 2007 from less than 0.1% in the three months ended March 31, 2006. The increase is due to fees received by the Company from Heartcheck during the three months ended March 31, 2007 The amount of revenue generated by the Company from providing these services in the three month period was $44,549.

NET INCOME (LOSS) BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income (Loss) before income tax was ($716,813) in the three months ended March 31, 2007 compared to $1,733,418 in the three months ended March 31, 2006. This decrease was primarily attributable to start up costs incurred by the Company in setting up its operations in China and Japan.

Income tax expenses were ($5,838) in the three months ended March 31, 2007 compared to $523,001 in the three months ended March 31, 2006. As a percentage of revenue, income tax expense decreased to approximately 0.1% from 5.7% which is attributable to the decreasing profitability of the Company. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME (LOSS). Net loss was ($722,651) in the three months ended March 31, 2007 compared to income of $1,210,417 in the three months ended March 31, 2006. This decrease is primarily attributable to the reasons set forth above related to the expansion to China and Japan.

Net income in our Australian operations was $548,113 in the three months ended March 31, 2007 compared to $1,241,982 in the three months ended March 31, 2006. This decrease is primarily attributable to the decrease in revenue and increase in expenses.

Net loss in our New Zealand operations was ($72,943) in the three months ended March 31, 2007 compared to ($31,565) in the three months ended March 31, 2006. This increase is attributable to the increase in expenses.

Net loss in our Chinese operations was ($165,827) in the three months ended March 31, 2007 compared to zero income in the three months ended March 31, 2006. The principal reason for the net loss is because we have expended significant resources into setting up our China operation.

Net loss in our Japanese operations was ($965,488) in the three months ended March 31, 2007 compared to zero income in the three months ended March 31, 2006. The principal reason for the net loss is because we have expended significant resources into setting up our Japan operation.

The above discussion of results exclude those entities which have no or what management deems insignificant operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

EFFECT OF FLUCTUATION IN FOREIGN EXCHANGE RATES

Information regarding the effects of the fluctuation in foreign exchange rates on our Company is included in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro’s claims result from an injection therapy that Mr. Licastro claims caused physical injuries. Mr. Licastro is seeking damages including medical expenses, but no amount has been specified to date. The proceedings began on February 19, 2007 and concluded on February 28, 2007. A judgment has not yet been rendered. AMI Australia has denied the allegations and is vigorously defending this suit.

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

ADVANCED MEDICAL INSTITUTE INC.
Date: May 14, 2007
	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer
Date: May 14, 2007

	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer