Form 10KSB
period 2007-06-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2007-10-15
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Name of Small Business Issuer in its Charter)

NEVADA	88-0409144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Level 1, 204-218 Botany Road Alexandria, NSW Australia	2015
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (61) 2-9640-5253

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act:

$0.001 Common Stock
(Title of Class)

Check whether the issues is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

State the issuer’s revenues for the June 30, 2007 fiscal year: $39,421,875.

The average bid and asked price of shares of common stock held by non-affiliates of the issuer, as of the last 60 days was $0.12 and $0.15 respectively.

As of June 30, 2007, there were 53,507,450 shares of the issuer’s common stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

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

On January 28, 2005, we entered into a Share Exchange Agreement (the “Exchange Agreement”) with Advanced Medical Institute Pty Limited (renamed to AMI Australia Holdings Pty Limited on November 22, 2005), a privately owned Australian company (“AMI Australia”), and AMI Australia’s shareholders, (the “Shareholders”), pursuant to which the parties agreed that we would acquire all of the issued and outstanding shares of stock of AMI Australia in exchange for the issuance in the aggregate of 14,600,000, or 58.4%, of our then issued and outstanding shares of Common Stock (the “Shares”) to the Shareholders. On March 21, 2005, we closed the transaction and issued our Shares, resulting in us acquiring the business of AMI Australia (the “Share Exchange”), which is discussed below. As used herein, the “Company” shall also mean AMI Australia after the close of the Share Exchange when used for events after March 21, 2005, described herein.

On November 17, 2005 (the “Second Closing Date”), we entered into a Share Exchange Agreement (the “Second Exchange Agreement”) with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent Holdco”), and PE Patent Holdco’s shareholders, (the “PE Shareholders”), pursuant to which we acquired all of the issued and outstanding shares of stock of PE Patent Holdco in exchange for the issuance in the aggregate of 5,000,000 of our Shares to the PE Shareholders. The issuance of our shares of common stock to the PE Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S. As used herein, the “Company” shall also mean PE Patent Holdco after the Second Closing Date when used for events after November 17, 2005, described herein. On November 22, 2005 ownership of PE Patent Holdco was transferred by us to our wholly owned subsidiary AMI Australia Holdings Pty Limited.

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

In 2003, IMT was granted the exclusive worldwide right and license from Sheiman Ultrasonic Research Foundation Pty Limited (“SURF”) to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and the treatment of female sexual arousal disorders). Some of these patents expire in October 2013, with the remaining patents expiring around 2023. IMT’s license was a broad based license which included the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use.

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

IMT applied to list its nebulizer with the Therapeutic Goods Administration (the Australian functional equivalent of the FDA) in October 2006. IMT received comment letters from the TGA during March 2007 which requires it to provide further material in order to advance its application. IMT is in the process of dealing with the matters raised by the TGA and currently anticipates it will submit a revised application later this financial year.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of AUD3 million (approximately $2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share.

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of AUD3 million (approximately $2.46 million) with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11%). As at June 30, 2007 the principal of the loan had been reduced to AUD2.825 million (approximately $2.4 million) and as at October 5, 2007 the principal of the loan had been reduced to AUD2.726 million (approximately $2.32 million).

The Company has been actively exploring international expansion and established subsidiaries in China and Japan in 2006.

The Chinese subsidiary, named Ai Te Wei (Beijing) Medicine Consulting Company (“AMI China”), is an indirect, wholly owned subsidiary of the Company and has formed an alliance with 2 Beijing hospitals for the purpose of establishing operations and conducting clinical trials for regulatory purposes. AMI China has obtained regulatory approval to its proposed advertisements and commenced operations on September 4, 2006. AMI China rents premises from these hospitals and has agreed to give persons associated with these hospitals a 20% share of profits from AMI China’s operations.

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

The Company’s initial operations in China and Japan have not been as successful as the company anticipated and the Company has substantially reduced the nature and scope of its operations in China and Japan. The Company is investigating alternative marketing and distribution methods in each of China and Japan but intends to expend considerably less on these activities than it spent on its operations during the year ended June 30, 2007 until it establishes a successful sales and marketing platform for these markets.

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

On September 4, 2007 AMI UK exercised its right to extend the option period and paid an extension fee of $50,000. Worldwide PE agreed to vary this extension period to four months rather than two months.

General Business Plan.

AMI Australia is a company incorporated and domiciled in Australia. AMI Australia was established in February 2001 when it entered into an agreement with Health Services for Men and Australian Momentum Health to acquire two chains of medical clinics and sales offices which provided services relating to the medical treatment of sexual dysfunction. The principal activity of AMI Australia continues to be the sale of services relating to the medical treatment of sexual dysfunction in Australia, New Zealand and Asia, however, AMI Australia also provides prostate treatments to patients. For the year ended June 30, 2007, AMI Australia’s revenues were approximately $39.4 million.

AMI Australia operates a centralized call center and twenty clinics and sales offices throughout Australia and New Zealand. AMI Australia operates two clinics in Beijing, China and one medical center in Tokyo, Japan as well as having an informal alliance with 3 other medical centers in Osaka, Nagoya and Okinawa.

AMI Australia is a service provider company which arranges for male patients in Australia, New Zealand, China and Japan with sexual dysfunction and prostate problems to be provided with medical services, pharmaceuticals and associated clinical support services. Its treatment program options include:

(a) injections, lozenges, tablets and nasal spray program options for the treatment of erectile dysfunction;

(b) injections, lozenges and nasal spray program options for the treatment of premature ejaculation; and

(c) an oral elixir program for the treatment of prostate problems.

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

Since August 1, 2003, AMI Australia has used in its business certain intellectual property owned by PE Patent on a royalty free oral license. PE Patent became a wholly owned subsidiary through a Share Exchange Agreement on November 17, 2005 and subsequently became a wholly owned subsidiary of AMI Australia on November 22, 2005. These transactions are more fully described in the section entitled “Introduction” above. This intellectual property consists solely of the rights to use the relevant medical formulations in Australia, an Australian innovation patent for AMI Australia’s premature ejaculation treatment programs (Australian Innovation Patent No 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

The Australian innovation patent was issued to Dr. Jack Vaisman, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company and the Founder, President and Chief Executive Officer of AMI Australia, who on July 22, 2005 transferred the patent to PE Patent, which is now a wholly owned subsidiary of AMI Australia. The development of the intellectual property underlying the patents and patent applications was originally undertaken and funded by Dr. Vaisman. The innovation patent, titled “Treatment of Premature Ejaculation” relates to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia’s treatment programs for premature ejaculation. The patents and associated formulations are integral to AMI Australia’s premature ejaculation treatment programs.

AMI Australia’s nasal spray, injection, lozenge and tablet erectile dysfunction treatment programs are not patent protected. This technology was developed by AMI Australia and its founder, Dr Jack Vaisman, and in connection with predecessor businesses during the last 14 years.

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

As part of its treatment programs, AMI Australia arranges for a fully licensed Australian, New Zealand, Chinese and Japan pharmacy to fill its patients’ individual prescriptions and supply medications to those patients.

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

IMT applied to list its nebulizer with the Therapeutic Goods Administration (the Australian functional equivalent of the FDA) in October 2006. IMT received comment letters from the TGA during March 2007 which requires it to provide further material in order to advance its application. IMT is in the process of dealing with the matters raised by the TGA and currently anticipates it will submit a revised application later this financial year.

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

IMT has been spending a part of its capital on research and development activities with financial support from AMI Australia (approximately USD182,000 during fiscal 2007). IMT has compiled a team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights of the technology for sexual dysfunction treatments and is entitled to use any innovations, including those that are in a non-sexual dysfunction field, developed by it as a result of its research and development in connection with its nebulizer device. As at June 30, 2007, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of AUD3 million (approximately USD2.46 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share. The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of AUD3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.0%). As at June 30, 2007 the principal of the loan had been reduced to AUD2.825 million (approximately USD2.4 million) and as at October 5, 2007 the principal of the loan had been reduced to AUD2.726 million (approximately USD2.32 million).

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for a indefinite term, which can be terminated at any time with not less than twelve months written notice. Under the agreement, filed as Exhibit 10.11 hereto, Heartcheck agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, Heartcheck has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The provision of these services and the fees generated from this agreement with Heartcheck has contributed to the Company’s net profit during the year and quarter ended June 30, 2007 whereas there has been no revenue generated by the agreement during past fiscal periods. Heartcheck is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia.

Competition

We compete with rival treatments such as Viagra, Cialis and Levitra in the erectile dysfunction field. AMI Australia does not currently have any major competitors in the premature ejaculation market in Australia and New Zealand.

Companies of all sizes are engaged in the development and commercialization of technologies in the erectile dysfunction and premature ejaculation market segments. Currently, no known alternate premature ejaculation technology similar to ours has been commercialized in our primary territories. Competition is intense in the erectile dysfunction segment of our business and includes many large and small competitors who have greater revenue, more customers and higher levels of brand recognition than AMI Australia. The efficacy, safety, patients’ and customers’ ease of use and cost effectiveness of our products are important factors for success in our principal businesses. Many of our competitors have substantially greater financial and other resources, larger research and development staffs and more experience in the regulatory approval process. Moreover, potential competitors have or may have intellectual property or other rights that conflict with patents, license agreements and other intellectual property rights covering our technologies.

Significant Subsidiaries of the Company and AMI Australia

The Company’s subsidiaries are AMI Australia, AMI International Pty Limited (“AMI International”) and AMI Management Services Pty Limited (formerly known as Women’s Health Foundation Pty Limited).

AMI Australia’s subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco, Worldwide PE, Advanced Medical Institute (NZ) Limited, IMT and Whygo Video Conferencing Pty Ltd (“Whygo”).

AMI International’s subsidiaries are AMI China (100% owned) and AMI Japan (75% owned).

Details of PE Patent Holdco are set forth in the General Business Description above.

Details of Worldwide PE Patent are set forth in the General Business Description above and in Item 6 below.

Details of IMT are set forth in the General Business Description above.

AMI International Pty Limited was established to hold the Group’s shareholdings in the Japanese and Chinese companies established to conduct operations in those jurisdictions.

AMI Management Services Pty Limited provides treasury and management services to AMI Australia and its subsidiaries.

Advanced Medical Institute (NZ) Limited (“AMI NZ”) conducts the group’s business in New Zealand. AMI NZ contributes 2% of AMI Australia’s consolidated revenue and AMI Australia holds all of the shares in AMI NZ. AMI NZ was formed on October 13, 2005.

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

Ai Te Wei (Beijing) Medicine Consulting Company (“AMI China”) conducts the group’s business in China. AMI China commenced advertising of its services on September 4, 2006.

AMI Japan Kabushiki Gaisya (“AMI Japan”) conducts the group’s business in Japan. AMI Japan commenced advertising of its services on October 1, 2006.

During September 2006, AMI commenced a not for profit unit entity named “AMI SCI” which provides, as part of its community services program, specialized sexual dysfunction treatment programs to spinal cord victims in Australia. Details regarding this unit’s services and operations are located at rocketlaunch.com.au.

Employees

As of June 30, 2007, AMI Australia had a total staff of approximately 312 people, of which 225 are full-time and 87 are part-time, working in the areas of sales and marketing, customer support, product development and back office functions. Of the 312 people, AMI Australia’s staff includes 26 independent consultants and 50 licensed medical personnel. None of the Company’s employees or staff are members of a union or labor organization.

None of AMI Australia’s subsidiaries have any employees except Whygo which has three full-time employees and one part-time employee. AMI China has approximately 13 people staffing its Beijing, China office.

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

DILIP SHRESTHA, CHIEF FINANCIAL OFFICER - Mr. Shrestha was appointed as the Company’s Chief Financial Officer on April 7, 2005. Mr. Shrestha has also served as the chief financial officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Shrestha was the Financial Controller of AMI Australia. Prior to that he was an Assistant Accountant, a position held from 1999 until 2001, with Australian Momentum Health Pty Ltd, one of two medical establishments leading in providing impotency treatment in Australia and a predecessor company to AMI Australia. Mr. Shrestha holds a Bachelor of Business Accounting, Master of E-Commerce and a Graduate Diploma of Information System and E-Commerce and is a fully qualified certified practicing accountant in Australia.

FORHAD (TONY) KHAN, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR - Mr. Khan has served as the Company’s Executive Vice President since July 30, 2005, he has been the Company’s Secretary and a Director since March 21, 2005. Mr. Khan also served as the Chief Operating Officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Khan was the General Manager of AMI Australia. Prior to joining AMI Australia, Mr. Khan was the Director and sole operator of Australian Momentum Health Pty Ltd (“AMH”). Mr. Khan was Sales Manager and then Operations Manager for On Clinic International prior to establishing AMH. Mr. Khan holds a Masters degree in Commerce and Accounting and has been involved in the industry for over ten years.

Item 2. Description of Property.

As of June 30, 2007, AMI Australia had a leasehold interest in 19 Australian properties and one New Zealand property, being the 20 clinics used to operate the business. There are no encumbrances over AMI Australia's interest in these properties. All of these properties are rented and none of these properties are owned. AMI Australia's head office is located at Suite 1, Level 1, 204-218 Botany Road, Alexandria New South Wales, Australia. AMI Australia's head office houses AMI Australia's corporate head office, its centralized call centre and some of AMI Australia's licensed doctors, nursing staff and sales and administration staff.

AMI Australia’s clinics and sales offices are located at:

New South Wales
AMI Direct, Alexandria, Sydney, New South Wales
Bondi Junction, Sydney, New South Wales
Dubbo, Regional New South Wales
Hurstville, Sydney, New South Wales
Newcastle, Regional New South Wales
Parramatta, Sydney, New South Wales
Sydney City, Sydney, New South Wales
Wollongong, Regional New South Wales

Queensland
Bundall, Gold Coast, Queensland
Cairns, Regional Queensland
Kallangur, Queensland
Townsville, Regional Queensland
Upper Mt Gravatt, South Brisbane, Queensland

South Australia
Adelaide, South Australia

Victoria
St Kilda, Melbourne, Victoria
Mitcham, Melbourne, Victoria
Dandenong, Melbourne, Victoria

Western Australia
Perth, Western Australia (2 clinics)

New Zealand
Auckland, North Island, New Zealand

In addition, the Company presently utilizes office space of our registered agent representative in the State of Nevada at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103.

AMI China leases premises in Beijing, China, which premises house a clinic and call center. AMI Japan has signed a long term lease of a clinic in Tokyo.

Item 3. Legal Proceedings.

As of June 30, 2007, there was no material litigation pending or threatened by or against the Company or any of its subsidiaries except as follows:

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claimed that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. On August 15, 2006 the court ruled in favor of the ACCC that the advertisements were misleading and deceptive but declined to order corrective advertising or any pecuniary penalty other than an order that AMI Australia pay the ACCC’s costs on a party-party basis. The Company has agreed to pay $94,300 in full settlement of these costs and partial payment has been made with the balance to be paid by January 2008.

On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro’s claims result from an injection therapy that Mr. Licastro claims caused physical injuries. AMI Australia and Mr. Licastro agreed to settle the claim on confidential terms on September 21, 2007.

On May 25, 2007, AMI Australia commenced proceedings in the New South Wales Supreme Court against Channel Seven Sydney Pty Limited in respect of certain allegedly actionable statements made by Channel Seven. AMI Australia has alleged that the statements made involve a breach of the doctrine of injurious falsehood and that it is entitled to be compensated in damages. The proceedings are at an early stage.

Item 4. Submission of Matters to Vote of Security Holders.

At the Annual Meeting of Shareholders held on June 29, 2007, Jack Vaisman, Tony Khan, Anatoly Fanshil and Spiro Baramalis were elected to serve as directors for a one year term. 30,655,000 shares were voted for election of each of the nominees, there were no votes against and no abstentions.

Also at the Annual Meeting of Shareholders, the ratification of the selection of Kabani & Company, Inc., as independent public accountants for the corporation for the fiscal year ending June 30, 2008 was approved. 30,655,000 shares were voted in favor of ratification, there were no votes against and no abstentions.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our Common Stock is listed on the OTC Bulletin Board under the symbol “AVMD.OB”. The following sets forth, for the periods indicated, the high and low bid price for our Common Stock as reported for the prior two fiscal years. The quotations set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ending:	High	Low
2005
March 30, 2005	$1.35	$1.00
June 30, 2005	$1.35	$1.25
September 30, 2005	$2.10	$1.35
December 31, 2005	$2.50	$2.50
2006
March 31, 2006	$2.50	$2.25
June 30, 2006	$2.60	$2.00
September 30, 2006	$2.00	$0.0001
December 31, 2006	$1.10	$0.35

2007
March 31, 2007	$0.82	$0.52
June 30, 2007	$0.75	$0.10
September 30, 2007 (through October 11, 2007)	$0.24	$0.12

As of October 11, 2007 there were 309 shareholders of record.

We have not paid any stock dividends or cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

On June 29, 2005, the Company entered into a subscription agreement with certain non-U.S. persons pursuant to which the Company agreed to issue an aggregate of 6,122,450 shares of the Company’s common stock for aggregate gross proceeds of AU$1 million (US$762,000). The shares have not been and will not be registered under the Securities Act, and, if in the future the subscriber decides to offer, resell, pledge or otherwise transfer the shares, such shares may be offered, resold, pledged or otherwise transferred only (A) pursuant to an effective registration statement filed under the Act, (B) to non-U.S. persons in an offshore transaction in accordance with Rule 903 or Rule 904 of Regulation S of the Act, (C) pursuant to the resale limitations set forth in Rule 905 of Regulation S, or (D) pursuant to an exemption from registration under the Act provided by Rule 144. The net proceeds from the transaction were used for working capital and general corporate purposes.

On November 16, 2005, the Company entered into a Share Exchange Agreement with PE Patent Holdco and PE Patent Holdco’s shareholders (the “PE Shareholders”), pursuant to which the Company acquired all of the issued and outstanding shares of stock of PE Patent Holdco in exchange for the issuance in the aggregate of 5,000,000 shares of the Company’s common stock to the PE Patent Holdco Shareholders. The Company then transferred the shares of PE Patent Holdco to its wholly owned subsidiary, AMI Australia. As a result, PE Patent Holdco became a wholly-owned subsidiary of the Company.

On April 18, 2006, the Company entered into a Share Exchange Agreement with certain shareholders of Intelligent Medical Technologies Pty Limited (“IMT”), pursuant to which the Company acquired seven (7) shares of stock of IMT, representing 7% of the issued and outstanding shares of common stock, in exchange for the issuance in the aggregate of 1,260,000 shares of the Company’s common stock to the shareholders of IMT. As a result, IMT became a wholly-owned subsidiary of the Company.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE and Worldwide PE’s shareholders, pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of AUD3 million (approximately USD2.46 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock pursuant to Regulation S of the Securities Act of 1933, as amended. The Company then transferred the shares of Worldwide PE to its wholly owned subsidiary, AMI Australia. As a result, Worldwide PE became an indirect wholly-owned subsidiary of the Registrant.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation.

From March 31, 1997 until January 28, 2005, we had been in the developmental stage and have had no operations and we could be defined as a “shell” company, an entity which is generally described as having no or nominal operations and with no or nominal assets or assets consisting solely of cash and cash equivalents. We were seeking to merge with an operating company.

On October 1, 2004, a holding corporation was formed under the laws of the State of Nevada called “Advanced Medical Institute Inc.” and on October 5, 2004, we acquired one hundred shares of its common stock for cash. On October 15, 2004, the new corporation was merged with and into us and as a result of the merger, the surviving corporation’s corporate name was changed to “Advanced Medical Institute Inc.” We were the surviving corporation in the merger and, except for the name change, there was no change at that time in our directors, officers, capital structure or business.

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

On November 17, 2005, we entered into a Share Exchange Agreement with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent Holdco”), and PE Patent Holdco’s shareholders, (the “PE Shareholders”), pursuant to which we acquired all of the issued and outstanding shares of stock of PE Patent Holdco in exchange for the issuance in the aggregate of 5,000,000 of our Shares to the PE Shareholders. On November 17, 2005 we closed the transaction and issued our shares of Common Stock, resulting in PE Patent Holdco becoming our wholly-owned subsidiary. On November 22, 2005 ownership of PE Patent Holdco was transferred by us to our wholly owned subsidiary AMI Australia.

On April 18, 2006, we acquired the remaining 7% of Intelligent Medical Technologies Pty Limited (“IMT”) which was previously held by third parties in exchange for 1,260,000 shares of the Company. These shares were subsequently transferred by the Company to AMI Australia. On April 18, 2006 we closed the transaction and issued our shares of Common Stock, resulting in IMT becoming our wholly-owned subsidiary.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of AUD3 million (approximately $2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share.

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of AUD3 million (approximately $2.46 million) with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11%). As at June 30, 2007 the principal of the loan had been reduced to AUD2.825 million (approximately USD2.4 million) and as at September 5, 2007 the principal of the loan had been reduced to AUD2.726 million (approximately USD2.32 million).

The Chinese subsidiary, named Ai Te Wei (Beijing) Medicine Consulting Company (“AMI China”), is an indirect, wholly owned subsidiary of the Company and has formed an alliance with 2 Beijing hospitals for the purpose of establishing operations and conducting clinical trials for regulatory purposes. AMI China has obtained regulatory approval to its proposed advertisements and commenced operations on September 4, 2006. AMI China rents premises from these hospitals and has agreed to give persons associated with these hospitals a 20% share of profits from AMI China’s operations.

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

The Company’s initial operations in China and Japan have not been as successful as the company anticipated and the Company has substantially reduced the nature and scope of its operations in China and Japan. The Company is investigating alternative marketing and distribution methods in each of China and Japan but intends to expend considerably less on these activities than it spent on its operations during the last financial year until it establishes a successful sales and marketing platform for these markets.

On May 2, 2007, Worldwide PE entered into an Option Agreement (the “Option”) with AMI Group Limited, a privately owned company registered in the United Kingdom (“AMI UK”).

The Option grants AMI UK a right to enter into an exclusive license to use Worldwide PE’s intellectual property in the United Kingdom. AMI UK has paid Worldwide PE an upfront non-refundable fee of $50,000 to secure an initial period of four months to confirm the license which period may be extended for a further two months by AMI UK paying Worldwide PE a non-refundable extension fee of $50,000. During this initial six month period, AMI UK may elect to enter into a License Agreement (the “License”) by paying Worldwide PE an upfront non-refundable license fee of $1 million less the upfront fees paid to Worldwide PE prior to that date. Terms of the Option and the License have been disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2007. On September 4, 2007 AMI UK exercised its right to extend the option period and paid an extension fee of $50,000. Worldwide PE agreed to vary this extension period to four months rather than two months.

AMI Australia was established in February 2001 when it entered into an agreement with On Clinic, Health Services For Men Pty Limited and Australian Momentum Health Pty Limited to acquire two chains of medical clinics which provide services relating to the treatment of sexual dysfunction. AMI Australia operates 20 clinics in Australia and New Zealand. For the year ended June 30, 2007, AMI Australia’s revenues were approximately $39.4 million. AMI Australia is the core revenue generator for the Company.

Our core intellectual property includes: the patent rights held by IMT; customer database of more than 300,000 individuals; our Clinic Management System (software and hardware) used for customer profile, financial history; logistics management; customer relationship management, clinic booking system and micro-management and internal control; the Australian innovation patent and standard patent application owned by PE Patent Holdco; the international patent applications owned by Worldwide PE; dosing protocols, treatment manuals and methodologies; scripts: call center booking script, outbound call booking script, outbound sales script, direct sales (over the phone) script, face to face sales script and customer service script/proactive call script; marketing and sales collateral including copyright in advertisements and general know how, trade secrets, concepts and technical information.

CRITICAL ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

Basis of Accounting

The accompanying financial statements are prepared on an accrual basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI Australia Holdings Pty Limited, AMI Management Services Pty Limited (“AMI MS”) and AMI International Pty Limited (“AMI International”) and their direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”), Intelligent Medical Technologies Pty Ltd (“IMT”), Ai Te Wei (Beijing) Medicine Consulting Company, AMI Japan Kabushiki Gaisya (75% owned) and its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market value. Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower. As of June 30, 2007 and 2006 inventory consisted only of finished goods.

Property and Equipment

Equipment placed in service is depreciated over the estimated useful lives of the assets using the reducing balance method.

Property and equipment are carried at the lesser of cost and written down value. Expenditures for maintenance and repairs are expenses as incurred and expenditures for major renewals and betterments are capitalized. Assets retired or sold are removed from the property accounts, with gains or losses on disposal included in income.

Exchange Gain (Loss)

During the year ended June 30, 2007 and 2006, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of June 30, 2007, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated. Such financial statements were translated into the functional currency in Australian Dollars (AUD) and thereafter to reporting currency in U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

Research and Development Costs

Research and development costs are charged against income from ordinary activities before income tax as incurred.

Intangible assets

The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2006 there were no significant impairments of its long-lived assets.

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Accounting Treatment of the AMI Australia Acquisition Transaction

The Share Exchange with AMI Australia has been accounted for as a reverse acquisition with the Company being the surviving company. Pursuant to the Exchange Agreement, the Shareholders exercise control over the Company. The Share Exchange has been deemed to be a capital transaction where the Company is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, AMI Australia will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

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

Subsequent Event

On September 4, 2007 AMI UK exercised its right to extend its option period in relation to its option to license of Worldwide PE’s intellectual property for the UK and paid an extension fee of $50,000. Worldwide PE agreed to vary this extension period to four months rather than two months.

On September 21, 2007, AMI Australia settled proceedings with Mr. Rocco Licastro on confidential terms in relation to certain district court proceedings filed by him in relation to physical injuries allegedly suffered by him.

Currency Conversion

As of June 30, 2007 and 2006, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.84880) as of June 30, 2007, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Three months ended June 30,		Twelve months ended June 30,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Cost of Revenue	26.0%	24.7%	24.0%	26.1%
Gross Profit	74.0%	75.3%	76.0%	73.9%
Selling General and administrative expenses	87.5%	67.5%	77.7%	62.9%
Other income and expenses	0.1%	3.3%	0.3%	1.0%
Income before income tax	(13.4%)	11.1%	(1.4%)	12.0%
Income tax expenses	(0.7%)	4.2%	1.9%	3.9%
Net Income	(12.7%)	6.9%	(3.3%)	8.1%

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had total liabilities of $15,245,338 including unearned revenue of $5,101,288 and we had a positive net worth of $28,678,386. As of June 30, 2006, we had total liabilities of $9,561,389 including unearned revenue of $3,887,052 and a positive net worth of $10,497,919. As at June 30, 2007 our total current assets were $14,469,036, our total current liabilities were $11,312,541 and our net current assets were $3,156,495.

Our aggregate cash balances as at June 30, 2007 were $864,481. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. Management has expanded our business into China and Japan and is considering further international expansion through either establishing new sales clinic operations or by licensing the intellectual property for use in territories in which we do not have clinics such as our recent entry into an Option Agreement with AMI UK to license our intellectual property for the United Kingdom. Income of $122,765 that was generated from Heartcheck is also expected to be reinvested into the Company to contribute to our ongoing working capital needs.

In the event that we continue to expand our business, we may need to raise debt or equity funding in order to undertake such expansion. However, there can be no assurance that we can or will obtain sufficient funds from operations or from additional financings on terms acceptable to us. If we are unable to obtain sufficient additional financing, we may not be able to expand our operations as considered or we could be required to reduce spending and operations.

TWELVE MONTHS ENDED JUNE 30, 2007 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2006

REVENUE. Revenue was $39,421,875 in the twelve months ended June 30, 2007 compared to $30,453,128 in the twelve months ended June 30, 2006, an increase of $8,968,747 or 29.5%. The increase in revenue in the twelve-month period is primarily attributable to the number of customers buying treatment programs from us increased to 56,368 people in the twelve months ended June 30, 2007 compared to 42,017 people during the twelve months ended June 30, 2006. We attribute this increase to primarily the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

We recognize all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, our unearned revenue during the twelve months ending June 30, 2007 increased by $1,214,236 to $5,101,288 for the twelve months ending June 30, 2007, compared to the twelve months ending June 30, 2006. The increase in unearned revenue in the twelve-month period is primarily attributed to the increase in the number of patients buying treatment programs from us during the twelve months ended June 30, 2007 than in the same period in 2006. We attribute this increase to the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s premature ejaculation (“PE”) treatment programs has increased by $2,915,589 or 19% to $15,794,180 and revenue in AMI Australia’s erectile dysfunction (“ED”) treatment programs has increased by $4,907,264 or 37% to $13,369,698 in the twelve months ending June 30, 2007, compared to the twelve months ending June 30, 2006. AMI Australia also generated $1,320,096 in revenue from its prostate programs in the twelve months ending June 30, 2007, compared to $326,246 in the twelve months ending June 30, 2006. The number of patients in AMI Australia’s PE and ED treatment programs increased by 29% and 40% respectively compared to the twelve months ending June 30, 2006.

Revenue in our Australian operations was $38,350,328 in the twelve months ended June 30, 2007 compared to $30,218,926 during the twelve months ended June 30, 2006, an increase of $8,131,402 or 26.9%. The increase in revenue in the twelve-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the twelve months ended June 30, 2007 than in the same period in 2006. We attribute this increase to the following factors: (1) effectiveness advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our New Zealand operations was $871,605 in the twelve months ended June 30, 2007 compared to $119,124 during the twelve months ended June 30, 2006, an increase of $752,481 or 6,316.8%. The increase in revenue in the twelve-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the twelve months ended June 30, 2007 than in the same period in 2006. We attribute this increase to the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our Chinese operations was $39,730 in the twelve months ended June 30, 2007 compared to zero during the twelve months ended June 30, 2006. The China operation (AMI China) started to operate in this financial year.

Revenue in our Japanese operations was $149,860 in the twelve months ended June 30, 2007 compared to zero during the twelve months ended June 30, 2006. The Japan operation (AMI Japan) was established in this financial year.

COST OF REVENUE. Cost of revenue increased to $9,457,320 in the twelve months ended June 30, 2007 compared to $7,940,836 in the twelve months ended June 30, 2006 primarily as a result of an increase in the number of staff employed by AMI Australia, which additional staff was needed to service and sell the additional number of PE, ED and prostate treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 24.0% in the twelve months ended June 30, 2007 compared to 26.1% in the twelve months ended June 30, 2006. The decrease in the cost of revenue percentage by 2.1% is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

GROSS PROFIT. Gross profit was $29,964,555 in the twelve months ended June 30, 2007 compared to $22,512,292 in the twelve months ended June 30, 2006. As a percentage of revenue, gross profit increased to 76.0% in the twelve months ended June 30, 2007 from 73.9% in the twelve months ended June 30, 2006. The 2.1% increase in the gross profit percentage is primarily attributable to the growth in AMI Australia’s revenue and our continued ability to improve margins due to the increase in total costs being less than the increase in total revenue. This is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

Gross profit in our Australian operations was $29,037,284 in the twelve months ended June 30, 2007 compared to $22,281,137 in the twelve months ended June 30, 2006. This increase is mainly attributable to the increase in total costs being less than the increase in total revenue. This is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in staff costs necessary to service the treatment programs resulting from that increased revenue.

Gross profit in our New Zealand operations was $790,752 in the twelve months ended June 30, 2007 compared to a gross profit of $116,077 in the twelve months ended June 30, 2006. This is primarily attributable to the growth in AMI Australia’s revenue being greater than the growth in cost of sales necessary to service the treatment programs resulting from that increased revenue.

Gross profit in our Chinese operations was ($63,423) in the twelve months ended June 30, 2007 compared to zero in the twelve months ended June 30, 2006. The principal reason is because the Chinese operation was established in this year.

Gross profit in our Japan operations was $149,860 in the twelve months ended June 30, 2007 compared to zero in the twelve months ended June 30, 2006. The principal reason is because the Japanese operation was established in this year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $30,614,356 in the twelve months ended June 30, 2007 compared to $19,153,393 in the twelve months ended June 30, 2006. As a percentage of revenue, selling, general and administrative expenses increased to 77.7% in the twelve months ended June 30, 2007 from 62.9% in the twelve months ended June 30, 2006. The principal reason for the 14.8% increase in these expenses as a percentage of revenue is because, firstly, we spent $2,768,482 establishing and operating our China and Japan operations during the period. Funds which were used to establish operations in China and Japan have not been capitalized because management believes that the initial results of operations and speculative nature of the market may indicate that the locations may not result in profitability in the longer term. This is also attributable to the provision for impairment loss of $643,668 and amortization of $798,778 on the patent that is held by Worldwide PE Patent Holdco.

Selling, general and administrative expenses in our Chinese operations were $929,730 in the twelve months ended June 30, 2007 compared to zero expense in the twelve months ended June 30, 2006. Major expenses incurred were staff costs and advertising expenses.

Selling, general and administrative expenses in our Japanese operations were $1,838,752 in the twelve months ended June 30, 2007 compared to zero expense in the twelve months ended June 30, 2006. Major expenses incurred were staff costs and advertising expenses.

OTHER INCOME AND EXPENSES. Other income and expenses were $98,970 in the twelve months ended June 30, 2007 compared to $302,782 in the twelve months ended June 30, 2006. As a percentage of revenues, other income and expenses decreased to 0.3% in the twelve months ended June 30, 2007 from 1.0% in the twelve months ended June 30, 2006. The reason for the decrease is attributed to the Company having favorable legal settlements from the lawsuit against Mr. Mark Ryan in the prior year but no equivalent favorable legal settlements in the current period.

NET INCOME (LOSS) BEFORE INCOME TAX AND INCOME TAX EXPENSES. Net loss before income tax was ($550,831) in the twelve months ended June 30, 2007 compared to $3,661,681 in the twelve months ended June 30, 2006. The reason for this decrease is that although the Company has increased its income in Australia it has incurred significant losses as a result of the operations in China and Japan. Moreover, it is also attributable to the impairment loss in the value of the patent that is held by Worldwide PE Patent Holdco. The value of the patent has been impaired as a result of the performance of the China and Japan operations and as a result of a delay in the Company’s move into the US market.

Net income before income tax in our Australian operations was $2,467,470 in the twelve months ended June 30, 2007 compared to $3,861,158 in the twelve months ended June 30, 2006. This decrease is mainly attributable to the loss that was incurred by Worldwide PE Patent Holdco Worldwide PE Patent Holdco was established in the financial year 2007 and it incurred a loss of $1,343,711 in the twelve months ended June 30, 2007. The loss in Worldwide PE Patent is mainly attributable to the provision for impairment loss of $643,668 on the patent and the amortization of patent amounted to $798,778.

Net loss before income tax in our New Zealand operations was ($112,711) in the twelve months ended June 30, 2007 compared to a net loss ($168,814) in the twelve months ended June 30, 2006. This increase is attributable to ongoing establishment costs in relation to these operations.

Net loss before income tax in our Chinese operations was ($953,513) in the twelve months ended June 30, 2007 compared to zero in the twelve months ended June 30, 2006. The principal reason for the net loss is because the Chinese operation was not able to effectively gain significant numbers of customers.

Net loss before income tax in our Japan operations was ($1,688,390) in the twelve months ended June 30, 2007 compared to zero in the twelve months ended June 30, 2006. The principal reason for the net loss is because the Japanese operation was not able to effectively gain significant numbers of customers.

Income tax expenses were $769,691 in the twelve months ended June 30, 2007 compared to $1,196,487 in the twelve months ended June 30, 2006. This decrease is attributable to the decrease in net income during the twelve months ended June 30, 2007 however tax did not decrease to zero as the Company is unable to offset its international losses against its Australian profits. As a percentage of gross income, income tax expense decreased from 3.9% to 1.9% which is attributable to the decreasing profitability of the Company. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME (LOSS). Net loss was ($1,320,522) in the twelve months ended June 30, 2007 compared to $2,465,194 in the twelve months ended June 30, 2006. The reason for this is that although the Company has increased its income in Australia it has incurred significant losses as a result of the operations in China and Japan. As set out above, during the twelve months ended June 30, 2007, the Company has been unable to offset its Australian profits against those international losses. Moreover, it is also attributable to the impairment loss of the patent that is held by Worldwide PE Patent Holdco.

Net income in our Australian operations was $1,697,779 in the twelve months ended June 30, 2007 compared to $2,665,207 in the twelve months ended June 30, 2006. This decrease is mainly attributable to the loss that was incurred by Worldwide PE Patent Holdco Worldwide PE Patent Holdco was established in the financial year 2007 and it incurred a loss of $1,101,647 in the twelve months ended June 30, 2007. The loss in Worldwide PE Patent is mainly attributable to the provision for impairment loss of $643,668 on the patent and the amortization of patent amounted to $798,778.

Net loss in our New Zealand operations was ($112,711) in the twelve months ended June 30, 2007 compared to a net loss ($168,814) in the twelve months ended June 30, 2006. This increase is attributable to ongoing establishment costs in relation to these operations.

Net loss in our Chinese operations was ($953,513) in the twelve months ended June 30, 2007 compared to zero in the twelve months ended June 30, 2006. The principal reason for the net loss is because the Chinese operation was not able to effectively gain significant numbers of customers due to the sales and marketing activities in the market not being sufficiently effective.

Net loss in our Japan operations was ($1,688,390) in the twelve months ended June 30, 2007 compared to zero in the twelve months ended June 30, 2006. The principal reason for the net loss is because the Japanese operation was not able to effectively gain significant numbers of customers due to the sales and marketing activities in the market not being sufficiently effective.

The above discussion of results exclude those entities which have no or what management deems insignificant operations such as the Whygo videoconferencing entities which are partly owned by AMI Australia.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUE. Revenue was $9,708,421 in the three months ended June 30, 2007 compared to $8,696,717 in the three months ended June 30, 2006, an increase of $1,011,704 or 11.6%. The increase in revenue in the three-month period is primarily attributable to the increase in the number of patients buying treatment programs from us during the three months ended June 30, 2007 than in the same period in 2006. We attribute this increase to the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

We recognize all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, our unearned revenue in the three months ending June 30, 2007 increased by $237,936 to $5,101,288 compared to an increase of $221,136 to $3,887,052 in the three months ending June 30, 2006. The increase in unearned revenue in the three-month period ended June 30, 2007 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2006. We attribute this increase to the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatment programs has increased by $459,007 or 10% and revenue in AMI Australia’s ED treatment programs has increased by $552,220 or 15% in the three months ending June 30, 2007, compared to the three months ending June 30, 2006. The number of patients in AMI Australia’s PE treatment programs has increased by 2,434 people or 35% and number of patients in AMI Australia’s ED treatment programs has increased by 921 people or 16% in the three months ending June 30, 2007, compared to the three months ending June 30, 2006.

COST OF REVENUE. Cost of revenue increased to $2,526,368 in the three months ended June 30, 2007 compared to $2,151,752 in the three months ended June 30, 2006 primarily as a result of an increase in the number of staff employed by AMI Australia, which additional staff were needed to service and sell the additional number of PE and ED treatment programs that were sold by AMI Australia during this period. As a percentage of revenue, cost of revenue was 26.0% in the three months ended June 30, 2007 compared to 24.7% in the three months ended June 30, 2006. The increase in the cost of revenue percentage by 1.3% is primarily attributable to the Company hiring additional staff in order to cope with the number of orders received during this period as compared with the number of orders in the prior corresponding period.

GROSS PROFIT. Gross profit was $7,181,053 in the three months ended June 30, 2007 compared to $6,544,965 in the three months ended June 30, 2006. As a percentage of revenue, gross profit decreased to 74.0% in the three months ended June 30, 2007 from 75.3% in the three months ended June 30, 2006. The 1.3% decrease in the gross profit percentage is primarily due to the increase in total costs being more than the increase in total revenue as a result of the additional staff costs referred to above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $7,840,354 in the three months ended June 30, 2007 compared to $5,868,135 in the three months ended June 30, 2006. As a percentage of revenue, selling, general and administrative expenses increased to 87.5% in the three months ended June 30, 2007 from 67.5% in the three months ended June 30, 2006. The principal reason for the 19.9% increase in these expenses as a percentage of revenue is attributable to expansion of business into China and Japan. Moreover, it is also attributable to the impairment loss and amortization expenses on the patents that are held by Worldwide PE Patent Holdco. The value of the patent has been impaired as a result of the performance of the China and Japan operations and as a result of a delay in the Company’s move into the US market.

OTHER INCOME AND EXPENSES. Other income and expenses were $526 in the three months ended June 30, 2007 compared to $281,625 in the three months ended June 30, 2006. As a percentage of revenue, other income and expenses decreased to 0.1% in the three months ended June 30, 2007 from 3.3% in the three months ended June 30, 2006. The reason for the decrease is attributed to the Company having favorable legal settlements from the lawsuit against Mr. Mark Ryan in the prior year but no equivalent favorable legal settlements in the current period.

NET INCOME (LOSS) BEFORE INCOME TAX AND INCOME TAX EXPENSES. Net loss before income tax was ($1,301,443) in the three months ended June 30, 2007 compared to $958,455 in the three months ended June 30, 2006. This decrease was attributable to the impairment loss of $643,668 and amortization of $798,778 on the patent that is held by Worldwide PE Patent Holdco and the increase in selling, general and administrative expenses.

Income tax expenses were ($65,861) in the three months ended June 30, 2007 compared to $361,551 in the three months ended June 30, 2006. This decrease is primarily attributable to the tax payments by Worldwide PE Patent Holdco which was established in the financial year 2007. As a percentage of gross income, income tax expense reduced from 4.2% to (0.6%) which is attributable to the decreasing profitability of the Company. Australian corporate tax is assessed nationally at 30% of net profit.

NET INCOME (LOSS). Net loss was ($1,235,582) in the three months ended June 30, 2007 compared to $596,904 in the three months ended June 30, 2006. The decrease is due to the reason set forth above.

Net loss in our Australian operations was ($916,363) in the three months ended June 30, 2007 compared to the net income of $762,608 in the three months ended June 30, 2006. This decrease is attributable to the amortization and impairment loss on the patent that is held by Worldwide PE Patent and the increase in selling, general and administrative expenses.

Net loss in our New Zealand operation was ($230,355) in the three months ended June 30, 2007 compared to a net loss ($134,505) in the three months ended June 30, 2006. The increase in loss is mainly due to the increase in patient refunds and cancellation of programs which led to a decrease in net sales in the three months ended June 30, 2007. The operation was established in financial year 2006 so the amount of patient refund and DDR cancellation is less.

Net loss in our Chinese operations was ($176,171) in the three months ended June 30, 2007 compared to zero in the three months ended June 30, 2006. The principal reason for the net loss is because the Chinese operation was not able to effectively gain significant numbers of customers due to the sales and marketing activities in the market not being sufficiently effective.

Net income in our Japan operations was $125,885 in the three months ended June 30, 2007 compared to zero in the three months ended June 30, 2006. The principal reason for the net income is due to the reimbursement of certain Japan operations’ expenses by Worldwide PE Patent Holdco. At the end of the financial year 2007, Worldwide PE Patent Holdco has agreed with our Japan operations to reimburse certain portion of expenses when our Japan operation using the patent to explore the market in Japan. The reimbursement of expenses relating to the whole 12 months ended June 30, 2007 was done at the end of the year so this led to a net income in the three months ended June 30, 2007.

The above discussion of results exclude those entities which have no or what management deems insignificant operations such as the Whygo videoconferencing entities which are partly owned by AMI Australia.

Risks Factors Related to Our Business.

In addition to the other information in this annual report, the following factors should be considered carefully in evaluating the Company’s business and prospects. THE FOLLOWING MATTERS, AMONG OTHERS, MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

RISKS ASSOCIATED WITH OUR BUSINESS.

Our business may be adversely effected by competition in the market for the treatment of sexual dysfunction.

Our business is operating in a competitive market in the erectile dysfunction (“ED”) segment and our competitors have significantly greater resources. It is likely that new competitors will emerge in the short to medium term which may have an adverse impact on our business.

While we do not have any significant current known competitors to our premature ejaculation (“PE”) business in Australia, New Zealand, China or Japan it is likely that competitors will emerge in the short to medium term which may have an adverse impact on our business. There are various PE treatments under development internationally which may enter the Australian market in the short to medium term and which could impact on our ability to expand our PE business internationally.

An inability to respond quickly and effectively to new trends could adversely impact our competitive position.

Any failure to maintain the level of our technological capabilities or to respond effectively to technological changes could adversely affect our ability to retain existing business and secure new business. We will need to constantly seek out new products and develop new solutions to maintain in our portfolio. If we are unable to keep current with new trends, our competitors’ services, technologies or products may render us noncompetitive and our services and products obsolete.

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

We arrange for patients to be provided with medications. Significant increases in the price of medications or other chemicals used to make the medications could increase the overall expense of doing business and reduce its profitability.

We are subject to risks associated with joint ventures and third party agreements.

We are involved in a joint venture relating to Whygo and have established a joint venture to commence operations in Japan. We are also in the process of exploring several further joint ventures relating to our potential offshore expansion. There can be no assurance that we will find a suitable joint venture partner as a result of our discussions.

Further development of IMT’s technology is also dependent on contractual arrangements with various consultants. In addition, AMI Australia has third party contractor agreements with its doctors and compounding pharmacies. We may incur significant costs if issues or disputes arise in relation to those arrangements and joint ventures and our future operation, growth and expansion is dependent on the success of those arrangements.

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

We have and may in the future experience negative results from our plans for expansion.

We may, in the future, acquire new Australian clinic facilities and may expand our business beyond Australia, New Zealand, China and Japan. Entering into any expansion transaction entails many risks, any of which could have a negative impact on our business, including: (a) diversion of management’s attention from other business concerns; (b) failure to integrate the acquired company with our existing business; (c) additional operating expenses not offset by additional revenue; and (d) dilution of our stock as a result of issuing equity securities. Any expansion globally also entails additional risks relating to operating our business in environments with different legal and regulatory systems and business customs than those in Australia and New Zealand, incurring additional costs in locating and retaining those professionals with expertise in these area. There is also the likelihood that significant start up costs will be incurred and that it may take time to achieve successful market penetration in new markets. We may discover that global operations are less profitable than existing operations and that losses may be incurred. Our operations in China and Japan are subject to substantially different regulatory regimes, market practices and customs from Australia, and our initial operations in those jurisdictions have not been profitable. There is a risk that our operations in those and other international areas will continue to be unprofitable.

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

Our ongoing research and development activities are, and the production and marketing of our pharmaceutical products and services and medical devices derived therefrom will be, subject to regulation by numerous governmental authorities in Australia and elsewhere, principally the Therapeutics Goods Administration, or “TGA” and the functional equivalent bodies in the United States, Europe, Asia and elsewhere.

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

We may have future capital needs for which we will need to access additional financing. Additional financing could dilute our current stockholders’ equity interests.

We currently anticipate that our available funds and resources, including sales, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months within Australia and New Zealand. We also anticipate that we have sufficient funds to continue to operate in China and Japan on the present scale, however there is a risk that our budgets may be incorrect and that such finance may prove inadequate or that we may decide to expand more quickly and into other markets and that we may need to raise additional funds in the future in order to fund more research and development and more rapid expansion and to develop new or enhanced products.

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

We are highly dependent on the services of Dr. Jacov (Jack) Vaisman, Mr. Dilip Shrestha and Mr. Forhad (Tony) Khan, as well as the other principal members of our management and scientific staff and the services of Doyle Corporate Pty Limited and its principal Richard Doyle. The loss of one or more of such persons could substantially impair ongoing operations. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and medical treatment companies and we may have to pay higher salaries to attract and retain personnel.

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

Our stock price has fluctuated significantly. There is a significant risk that the market price of our common stock could decrease in the future in response to any of the following factors, some of which are beyond our control:

•	variations in our quarterly operating results;

•	general economic slowdowns;

•	changes in market valuations of similar companies;

•	sales of large blocks of our common stock;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes, which are particularly common among highly volatile securities of internationally-based companies.

Potential impact of current litigation

We may be adversely affected as a result of current matters in litigation due to legal costs being incurred or judgments being given against us.

We may be subject to adverse publicity, costs orders and damages if we lose the legal actions we are currently involved in.

Our common stock may become subject to “penny stock” rules.

Our common stock may become subject to the United States Securities and Exchange Commission’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

Due to the fact that we have net tangible assets of USD5,000,000 or less and our common stock has a market price per share of less than USD5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Securities Exchange Act of 1934. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors:

•	must make a special written suitability determination for the purchaser;

•	must receive the purchaser’s written agreement to a transaction prior to sale;

•
must provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•
must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

As directed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-KSB. In addition, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

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

As most of our current operations are conducted in Australia, New Zealand and Asia we are subject to special considerations and significant risks not typically associated with companies operating in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. Our results may be adversely affected by changes in the political and social conditions in Australia, New Zealand and Asia, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

We are subject to risks associated with the domicile, place of incorporation and place of residence of AMI Australia and our directors and officers.

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

Australia is a country with a population of approximately 22 million people. There are a limited number of people who are candidates for our treatments. We are subject to increased risks or over saturation of market share as we continue to treat more patients in the Australian market.

Effects of International Sales.

We intend to market our current and future services internationally . A number of risks are inherent in international transactions. In order for us to market our services in the U.S., Europe, Australia, Canada, Asia and certain other foreign jurisdictions, we may have to obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality and advertising rules and regulations. There can be no assurance that we will be able to obtain or maintain regulatory approvals or clearances in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals or clearances.

MedCare Centers of America, Inc. ("MedCare"), a Florida based company, has contended that in 2000, Dr. Vaisman, acting as an individual, and others provided MedCare an exclusive license for his ED treatments covering their application in North America. Were MedCare's rights to prove enforceable as against us, this could severely restrict the growth prospects otherwise represented by the North American market. Although Dr. Vaisman disputes the validity of the purported license agreement, he has, nevertheless, served MedCare with a notice of termination which notice expired on July 22, 2006 without any response from MedCare. It is possible that MedCare may contest this termination at some time in the future and there can be no guarantee as to the outcome of this potential dispute. Based, among other things, upon MedCare's failure to take any steps to exploit the rights it claims to have, its failure to pay any royalties whatsoever to Dr. Vaisman and its failure to enforce its purported rights against at least one third party, we believe Dr. Vaisman’s letter of termination to be valid. Nonetheless, we believe that if the matter proceeds to litigation and a court ruled in favor of MedCare, our ability to offer ED treatments in North America may be adversely affected.

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

At this time substantially all of our revenue, expenses and capital purchasing activities are transacted in Australian Dollars. Our revenue, expenses and capital purchasing activities which are not in Australian Dollars are transacted in U.S. Dollars, New Zealand Dollars, Euro and Renmimbi. Capital transactions will always be reported based on the current exchange rates, resulting gains and losses from historical rates are charged or credited directly to Stockholders’ Equity. Revenues and expenses will be converted using the weighted-average exchange rates for the periods being reported. Any major fluctuation in the average exchange rate between the Australian Dollar and the U.S. Dollar during a period will effect our results of operations reported as reported in U.S. Dollars.

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

We have pending certain patents relating to the treatment of premature ejaculation. We can make no guarantee that these patents will be granted and, if the patents are rejected, the intellectual property underlying these patents will then reside within the public domain and we would not have any patent protection from competition using its intellectual property. While the Company believes that formulation secrets not contained in the patent applications will create a barrier to entry, there can be no guarantee that such a barrier will prove sufficient. In the event that such competition were to arise, it could adversely affect our market share, pricing power, profitability and prospects as a going concern.

We are subject to risks associated with our method of patient consultation. We may experience risks due to dispensing medication through prescriptions written by our doctors after our over-the-phone consultations.

We retain doctors to consult with patients over the phone and to write prescriptions on the basis of these telephone consultations. Telephone diagnosis and prescription is widely considered, in many countries including Australia, appropriate for some ailments but not for others. Telephone diagnosis and prescription written as a result of such consultation may be deemed unsuitable either in general or for those treatments that we provide and as a result, we have assumed this risk in its current business model. If over-the-phone diagnosis and prescriptions were prohibited, we could be subject to a substantial increase in costs due to the need for full-time physicians at each clinic and, further, could result in lost sales as a result of potential customers being unable or unwilling to see a doctor in person. Furthermore, such a requirement could significantly impair our future profitability and prospects as a going concern.

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

One of our core expansion activities is our license arrangement with AMI UK. This arrangement is dependent on AMI UK securing expansion capital and, while the initial feedback has been positive and AMI UK has paid substantial funds to us, there remains a risk that AMI UK may be unsuccessful in their capital raising and subsequent business establishment activities and that we may therefore not earn further upfront or ongoing royalty payments from AMI UK.

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

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Since June 30, 2006, and as of the date hereof our directors and executive officers are as follows:

Name	Age	Position
Jacov (Jack) Vaisman	61	Chief Executive Officer, President and Director
Dilip Shrestha	30	Chief Financial Officer
Forhad (Tony) Khan	45	Executive Vice President, Secretary and Director
Anatoly Fanshil	56	Director
Spiro Baramilis	49	Director

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

DILIP SHRESTHA, CHIEF FINANCIAL OFFICER - Mr. Shrestha was appointed as the Company’s Chief Financial Officer on April 7, 2005. Mr. Shrestha has also served as the chief financial officer of AMI Australia since July 1, 2005. From 2001 to July 1, 2005, Mr. Shrestha was the Financial Controller of AMI Australia. Prior to that he was an Assistant Accountant, a position held from 1999 until 2001, with Australian Momentum Health Pty Ltd, one of two medical establishments leading in providing impotency treatment in Australia and a predecessor company to AMI Australia,. Mr. Shrestha holds a Bachelor of Business Accounting, Master of E-Commerce and a Graduate Diploma of Information System and E-Commerce and is a fully qualified certified practicing accountant in Australia.

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

SPIRO BARAMILIS, DIRECTOR - From 1992 through the present, Mr. Baramilis has been the owner and Managing Director of Australian International Marine Services Pty Limited, a company which provides supplies to marine vessels. From 1981 through 1992, Mr. Baramilis was employed by Nautilus Trading Pty Ltd (and its predecessor company, Baramilis Marine Pty Ltd), a company that supplies vessels with provisions and technical supplies. Mr. Baramilis attended Sydney Technical College and was educated in the field of mechanical engineering. Mr. Baramalis has not had a direct or indirect material interest in any transaction or series of transaction since the beginning of the Company’s last fiscal year, or any currently proposed transaction or series of similar transactions to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeds $60,000.

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

No director or executive officer is related to any other director or executive officer by blood or marriage.

Compliance With Section 16(a) of Exchange Act

Based on our review of copies of Forms 3, 4 and 5 filed with the SEC or written representations from certain reporting persons, we believe that during fiscal year 2007, all officers, directors, and greater than ten-percent beneficial owners timely complied with the applicable filing requirements of Section 16(a) of the Securities Exchange Act of 1934.

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

Audit Committee

The Board of Directors has adopted an Audit Committee Charter. The Board of Directors had appointed each of Anatoly Fanshil and Spiro Baramilis to the Audit Committee. Spiro Baramilis meets the independence requirements and standards currently established by the SEC. An internal review by the Board of Directors has determined that Anatoly Fanshil does not meet the independence requirements established by the SEC. In addition, the Board of Directors has not yet designated a member to serve on the Audit Committee member as an "audit committee financial expert" within the meaning of the rules and regulations of the SEC because they have not found a qualified independent individual who meets the requirements for the position. The Company is currently in the process of meeting with independent persons who have the qualifications to serve as a director and on the Audit Committee as the "audit committee financial expert" for the Audit Committee.

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

The following tables reflects the cash compensation we paid, as well as certain other compensation paid or accrued, during the fiscal year ended June 30, 2006 to the identified persons (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name	Salary		Warrant and Option Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation		Total
Jack Vaisman, Chief Executive Officer	$288,920	(3)	0	0	$243,889	(4)	$532,809

Dilip Shrestha, Chief Financial Officer	$85,999	(5)	0	0	$7,753	(6)	$93,752

Tony Khan, Executive Vice President	$161,378	(7)	0	0	$99,571	(8)	$260,949

Warrant and option awards are valued based on a Black-Scholes option pricing model as used in the Company’s consolidated financial statements pursuant to Statement of Accounting Standards No. 123R, “Share-based Payment.” The Black-Scholes option pricing model reflects certain assumptions regarding variable factors such stock price volatility and the term of the option. Stock options have value to the recipient only as a result of appreciation in the price of the Company’s common stock.

Non-equity incentive plan compensation represents amounts paid as an incentive bonus.

AMI Australia Holdings Pty Limited (“AMI Australia”), a wholly owned subsidiary of the Company, has an employment agreement with Dr. Vaisman, effective as of July 1, 2005 which continues in perpetuity unless earlier terminated in accordance with the terms of the employment agreement. Pursuant to his employment agreement, Dr. Vaisman is entitled to receive an annual base salary of AU$350,000, approximately US$260,000, subject to increases as shall be determined by the Company’s board of directors and management of AMI Australia. In addition, the annual salary of Dr. Vaisman shall be supplemented by a discretionary bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Dr. Vaisman in accordance with Australian legal requirements. The amount of bonus paid during the fiscal year ended June 30, 2006 was $103,837 and the amount of superannuation paid was $112,563.

The Company paid AU$36,759 for Dr. Vaisman’s automobile and all auto maintenance and operating expenses, which aggregated $27,489. All above amounts were paid on behalf of Dr. Vaisman under the terms of his employment agreement.

AMI Australia has an employment agreement with Mr. Shrestha whereby he is entitled to receive an annual base salary of AU$110,000, approximately US$81,750, subject to increases as shall be determined by the Company’s board of directors and management of AMI Australia. In addition, the annual salary of Mr. Shrestha shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods.

In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Shrestha in accordance with Australian legal requirements. The amount of bonus paid during the fiscal year ended June 30, 2006 was zero and the amount of superannuation paid was $7,753.

AMI Australia has an employment agreement with Mr. Khan whereby he is entitled to receive an annual base salary of AU$180,000, approximately US$133,750, subject to increases as shall be determined by the Company’s board of directors and management of AMI Australia. In addition, the annual salary of Mr. Khan shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Khan in accordance with Australian legal requirements. The amount of bonus paid during the fiscal year ended June 30, 2006 was $51,913 and the amount of superannuation paid was $12,032.

The Company paid AU$36,539 for Mr. Khan’s automobile and all auto maintenance and operating expenses, which aggregated $27,325. All above amounts were paid on behalf of Mr. Khan under the terms of his employment agreement. The Company also paid $8,301 in educational expenses on behalf of Mr. Khan.

Other than bonuses set forth in individual employment agreements, the Company has not adopted a formal bonus plan. To date, no bonuses have been paid pursuant to this understanding.

OPTION/SAR GRANTS DURING 2007 FISCAL YEAR (INDIVIDUAL GRANTS)

					Potential
					Realizable Value at
					Assumed Annual		Alternate
					Rates of		to
					Stock Price		(f) And (g):
					Appreciation for		Grant
	Individual Grants				Option Term		Date Value
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date	5% ($)(f)	10% ($)(g)	Grant Date Present Value $ (h)
Jack Vaisman, CEO	0	0	0	N/A	-	-	-
Dilip Shrestha, CFO	0	0	0	N/A	-	-	-
Tony Khan, Executive Vice President	0	0	0	N/A	-	-	-

AGGREGATED OPTION/SAR EXERCISES DURING 2007 FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options/SARs At Fiscal Year-End (#) Exercisable/Unexercisable		Value of Unexercised In-The-Money Options/SARs At Fiscal Year-End ($) Exercisable/Unexercisable
	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Jack Vaisman, CEO	0	-	-	-	-	-
Dilip Shrestha, CFO	0	-	-	-	-	-
Tony Khan, Executive Vice President	0	-	-	-	-	-

EQUITY COMPENSATION PLAN INFORMATION

We do not have any equity compensation plans.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT

As of October 10, 2007, none of our officers and/or directors received any compensation for their respective services rendered to the Company, nor have they received such compensation in the past. However, compensation to officers is paid pursuant to employment contracts with our wholly-owned subsidiary, AMI Australia Holdings Pty Limited (“AMI Australia”). We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees. None of our executive officers or directors owned any securities exercisable for or convertible into our Common Stock as of June 30, 2007.

On August 29, 2005, AMI Australia executed an employment agreement with Dr. Jacov (Jack) Vaisman, the Company’s Chief Executive Officer and President and AMI Australia’s Chief Executive Officer. The employment agreement is effective as of July 1, 2005 and continues in perpetuity unless earlier terminated in accordance with the terms of the employment agreement. The Board of Directors of the Company approved the employment agreement by unanimous written consent on August 29, 2005. Pursuant to his employment agreement, Dr. Vaisman is entitled to receive an annual base salary of AUD350,000, approximately USD260,000, subject to increases as shall be determined by the Company’s board of directors and management of AMI Australia. In addition, the annual salary of Dr. Vaisman shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Dr. Vaisman in accordance with Australian legal requirements.

On June 21, 2005, AMI Australia executed employment agreements with Forhad (Tony) Khan, the Company’s Executive Vice President and Secretary and AMI Australia’s Chief Operating Officer, and Dilip Shrestha, the Company’s and AMI Australia’s Chief Financial Officer. Each of these employment agreements is effective as of July 1, 2005 and continues in perpetuity unless earlier terminated in accordance with the terms of the respective employment agreements. The Board of Directors of the Company approved the employment agreements by unanimous written consent on July 30, 2005.

Pursuant to his employment agreement, Mr. Shrestha is entitled to receive an annual base salary of AUD110,000, approximately USD81,750, subject to increases as shall be determined by the Company’s board of directors and management of AMI Australia. In addition, the annual salary of Mr. Shrestha shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Shrestha in accordance with Australian legal requirements. On August 9, 2006, Mr. Shrestha’s base salary was raised to AU160,000 (USD121,846).

Pursuant to his employment agreement, Mr. Khan is entitled to receive an annual base salary of AUD180,000, approximately USD133,750, subject to increases as shall be determined by the Company’s board of directors and management of AMI Australia. In addition, the annual salary of Mr. Khan shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Khan in accordance with Australian legal requirements. On August 9, 2006, Mr. Khan’s base salary was raised to AU210,000 (USD159,923).

COMPENSATION OF DIRECTORS

DIRECTORS’ FEES. Directors receive no compensation for serving on the Board of Directors, but are reimbursed for any out-of-pocket expenses, if any, incurred in attending board meetings.

INDEMNIFICATION

The Company’s Certificate of Incorporation limits the liability of its directors for monetary damages arising from a breach of their fiduciary duty as directors, except to the extent otherwise required by the Revised Statutes of the State of Nevada. Such limitation of liability does not affect the availability of equitable remedies such as injunctive relief or rescission.

The Company’s Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by Nevada law, including in circumstances in which indemnification is otherwise discretionary under Nevada law. The Company has entered into indemnification agreements with its officers and directors containing provisions that may require the Company, among other things, to indemnify such officers and directors against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from willful misconduct of a culpable nature), to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified, and to obtain directors’ and officers’ insurance if available on reasonable terms.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of October 11, 2007, certain information concerning the beneficial ownership of our Common Stock by (i) each stockholder known by us to own beneficially five percent or more of our outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all of our executive officers and directors as a group, and their percentage ownership and voting power.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
Jacov (Jack) Vaisman Unit 131,18-34 Waverley Street, Bondi Junction NSW 2022 Australia	10,250,000		19.16%
Huntleigh Investment Fund Limited 49 Micoud Street, Castries, St. Lucia	5,104,105	(2)	9.54%
Forhad (Tony) Khan Suite 4, Level 1, 26/3 Wolesly Grove, Zetland NSW 2017 Australia	250,000		*
Dilip Shrestha 18/30 Mary Street, Lidcambe NSW 2141 Australia	0		*
Anatoly Fanshil 22/2 Ocean Street, Bondi Junction NSW 2026 Australia	900,000		1.68%
Spiro Baramilis 12 Merton Street, Kogarah Bay NSW 2217 Australia	0		*
Geissler Holdings Limited 1 Raffles Place #21-01 OUB Centre, Singapore 048616	8,850,000	(3)	16.54%

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class
RRD Investments Pty Limited 65 Prospect Road, Summer Hills, NSW 2130, Australia	3,400,000	(4)	6.35%
All Directors and Officers (5 people)	12,400,000		23.17%

* Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to our knowledge, the stockholders named in the table have sole voting and investment power with respect to all common stock shares shown as beneficially owned by them. A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options, warrants or convertible securities (in any case, the “Currently Exercisable Options”). Each beneficial owner’s percentage ownership is determined by assuming that the Currently Exercisable Options that are held by such person (but not those held by any other person) have been exercised and converted. The persons named in the table have sole voting and investment power with respect to all shares of common stock.

(2)  Information obtained from Schedule 13D filed with the SEC on December 13, 2005.

(3) Information obtained from Schedule 13D filed with the SEC on September 14, 2006.

(4)   Information obtained from Schedule 13D filed with the SEC on September 14, 2006.

There were no agreements in place for payments to any officers in the event of a change-in-control of the Company.

Item 12.	Certain Relationships and Related Transactions.

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

Since August 1, 2003, AMI Australia has used in its business certain of the intellectual property consisting solely of an Australian innovation patent for its premature ejaculation programs (which patent is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783). Provisional applications for the patents were made by Dr. Jack Vaisman, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company and the Founder, President and Chief Executive Officer of AMI Australia, on July 11, 2003 with final patent applications being made on March 2, 2005 and July 9, 2004 respectively. The Australian innovation patent was issued to Dr Vaisman on July 2, 2005 who on October 28, 2005 assigned the patent to PE in exchange for 1,249,999 shares of PE. Since October 28, 2005, the patents have been orally licensed by AMI Australia from PE Patent Holdco Pty Limited on a short-term royalty free arrangement. Dr. Vaisman sold 1,250,000 shares of PE (100% of his shares) on October 31, 2005 for an aggregate of $500,000. Until November 14, 2005, Dr. Vaisman served as the sole director of PE when he resigned and Igor Chalik was appointed as director in his place.

From May 4, 2005, AMI Australia had held 93% of the issued and outstanding ordinary shares of IMT. One of the shareholders of IMT was Mr. Anatoly Fanshil. Mr. Fanshil, a director of the company, excused himself from all discussions and he agreed to abstain from voting for or against the Acquisition. Jack Vaisman is also the sole director of IMT. Other than Mr. Fanshil, neither Dr. Vaisman, nor any other director or officer of Advanced Medical Institute Inc., AMI Australia or any of the Registrant’s subsidiaries (other than in their capacities with Advanced Medical Institute Inc.) has or will benefit directly or indirectly from the Acquisition.

On November 16, 2005, Advanced Medical Institute Inc. entered into a Share Exchange Agreement with PE Patent Holdco Pty Limited (ACN 116 786 737), a privately owned Australian company (“PE”), and PE’s shareholders, pursuant to which Advanced Medical Institute Inc. acquired all of the issued and outstanding shares of stock of PE in exchange for the issuance in the aggregate of 5,000,000 of Advanced Medical Institute Inc.’s shares of common stock to the shareholders of PE. As a result, PE became a wholly-owned subsidiary of Advanced Medical Institute Inc. The purchase price for 100% of PE was an aggregate of 5 million shares of Advanced Medical Institute Inc.’s common stock valued at $1.10 per share.

On April 18, 2006, Advanced Medical Institute Inc. entered into a Share Exchange Agreement with certain shareholders of Intelligent Medical Technologies Pty Limited, a privately owned Australian company (“IMT”), pursuant to which Advanced Medical Institute Inc. acquired seven (7) shares of stock of IMT, representing 7% of the issued and outstanding shares of common stock, in exchange for the issuance in the aggregate of 1,260,000 of the Registrant’s shares of common stock to the shareholders of IMT (the “Acquisition”). As a result, IMT became a wholly-owned subsidiary of the Advanced Medical Institute Inc. The purchase price for 7% of IMT was an aggregate of 1,260,000 shares of Advanced Medical Institute Inc.’s common stock valued at $1.40 per share.

On September 8, 2006, Advanced Medical Institute Inc. entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of AUD3 million (approximately USD2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at USD1.00 per share. As a result, Worldwide PE became a wholly-owned subsidiary of Advanced Medical Institute Inc.

Item 13.	Exhibits.

Exhibit Number	Description
2.1
Share Exchange Agreement, dated January 28, 2005 (incorporated herewith by reference to Exhibit 2.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated March 21, 2005 and filed with the Securities and Exchange Commission on March 28, 2005).

2.2
Share Exchange Agreement, dated November 16, 2005 (incorporated herewith by reference to Exhibit 2.2 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated November 16, 2005 and filed with the Securities and Exchange Commission on November 17, 2005).

2.3
Share Exchange Agreement, dated April 18, 2006 (incorporated herewith by reference to Exhibit 2.2 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated April 18, 2006 and filed with the Securities and Exchange Commission on April 19, 2006).

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

10.1
Subscription Agreement, dated June 29, 2005 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated June 29, 2005 and filed with the Securities and Exchange Commission on June 30, 2005).

10.2
Employment Agreement between AMI Australia and Forhad (Tony) Khan (incorporated herewith by reference to Exhibit 10.2 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated July 30, 2005 and filed with the Securities and Exchange Commission on August 1, 2005).

10.3
Employment Agreement between AMI Australia and Dilip Shrestha (incorporated herewith by reference to Exhibit 10.3 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated July 30, 2005 and filed with the Securities and Exchange Commission on August 1, 2005).

10.4
Employment Agreement between AMI Australia and Jacov (Jack) Vaisman (incorporated herewith by reference to Exhibit 10.4 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated August 29, 2005 and filed with the Securities and Exchange Commission on August 30, 2005).

10.5
Consultant Agreement between AMI Australia and Doyle Corporate Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated April 24, 2006 and filed with the Securities and Exchange Commission on April 24, 2006).

10.6
Share Exchange Agreement dated as of September 8, 2006 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.7
Loan Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST - Super dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.2 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.8
Loan Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST - Pension dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.3 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.9
Fixed and Floating Charge Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST - Super dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.4 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.10
Fixed and Floating Charge Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST - Pension dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.5 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.11	Consulting Agreement between the Company and the Heartcheck Group dated February 12, 2007 filed herewith.

10.12
Option Agreement between Worldwide PE Patent Holdco Pty Limited and AMI Group Limited dated May 2, 2007 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated May 2, 2007 and filed with the Securities and Exchange Commission on May 3, 2007).

14.1
Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Advanced Medical Institute Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2004 filed with the Securities and Exchange Commission on May 31, 2005).

16.1
Letter of Lichter, Yu & Associates relating to its resignation of independent public accountants for Advanced Medical Institute, Inc. (incorporated herewith by reference to Exhibit 16.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated March 29, 2006 and filed with the Securities and Exchange Commission on March 31, 2006).

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

The firm of Kabani & Company, Inc. has served as our independent auditors since March 29, 2006 when it replaced Lichter, Yu & Associates. The Board of Directors has appointed Kabani & Company, Inc. to continue as our independent auditors for the fiscal year ending June 30, 2007.

AUDIT FEES FOR FISCAL YEAR ENDED JUNE 30, 2007

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements. The total fees billed for Kabani & Company, Inc., for the fiscal year ended June 30, 2007 was $78,500.

AUDIT RELATED FEES FOR FISCAL YEAR ENDED JUNE 30, 2007

Audit fees consist of fees billed for professional services rendered for the audit of our financial statements.. The total fees billed for Kabani & Company, Inc., during the fiscal year ended June 30, 2007 was $0.

TAX FEES FOR FISCAL YEAR ENDED JUNE 30, 2007

There were no tax fees billed by Kabani & Company, Inc., for the fiscal year ended June 30, 2007.

ALL OTHER FEES FOR FISCAL YEAR ENDED JUNE 30, 2007

There were no other accounting fees billed by Kabani & Company, Inc., for the fiscal year ended June 30, 2007.

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

ADVANCED MEDICAL INSTITUTE INC.

Date: October 15, 2007	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15, 2007	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman Chief Executive Officer and President

Date: October 15, 2007	By:	/s/ Dilip Shrestha
Dilip Shrestha Chief Financial Officer

Date: October 15, 2007	By:	/s/ Forhad (Tony) Kahn
Forhad (Tony) Kahn Executive Vice President and Secretary

Date: October 15, 2007	By:	/s/ Anatoly Fanshil
Anatoly Fanshil Director

Date: October 15, 2007	By:	/s/ Spiro Baramilis
Spiro Baramilis Director

Exhibit Index

Exhibit Number	Description
2.1
Share Exchange Agreement, dated January 28, 2005 (incorporated herewith by reference to Exhibit 2.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated March 21, 2005 and filed with the Securities and Exchange Commission on March 28, 2005).

2.2
Share Exchange Agreement, dated November 16, 2005 (incorporated herewith by reference to Exhibit 2.2 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated November 16, 2005 and filed with the Securities and Exchange Commission on November 17, 2005).

2.3
Share Exchange Agreement, dated April 18, 2006 (incorporated herewith by reference to Exhibit 2.2 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated April 18, 2006 and filed with the Securities and Exchange Commission on April 19, 2006).

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

10.1
Subscription Agreement, dated June 29, 2005 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated June 29, 2005 and filed with the Securities and Exchange Commission on June 30, 2005).

10.2
Employment Agreement between AMI Australia and Forhad (Tony) Khan (incorporated herewith by reference to Exhibit 10.2 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated July 30, 2005 and filed with the Securities and Exchange Commission on August 1, 2005).

10.3
Employment Agreement between AMI Australia and Dilip Shrestha (incorporated herewith by reference to Exhibit 10.3 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated July 30, 2005 and filed with the Securities and Exchange Commission on August 1, 2005).

10.4
Employment Agreement between AMI Australia and Jacov (Jack) Vaisman (incorporated herewith by reference to Exhibit 10.4 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated August 29, 2005 and filed with the Securities and Exchange Commission on August 30, 2005).

10.5
Consultant Agreement between AMI Australia and Doyle Corporate Pty Limited (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated April 24, 2006 and filed with the Securities and Exchange Commission on April 24, 2006).

10.6
Share Exchange Agreement dated as of September 8, 2006 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.7
Loan Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST - Super dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.2 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.8
Loan Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST - Pension dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.3 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.9
Fixed and Floating Charge Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST - Super dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.4 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.10
Fixed and Floating Charge Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST - Pension dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.5 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.11	Consulting Agreement between the Company and the Heartcheck Group dated February 12, 2007, filed herewith.

10.12
Option Agreement between Worldwide PE Patent Holdco Pty Limited and AMI Group Limited dated May 2, 2007 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated May 2, 2007 and filed with the Securities and Exchange Commission on May 3, 2007).

14.1
Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Advanced Medical Institute Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2004 filed with the Securities and Exchange Commission on May 31, 2005).

16.1
Letter of Lichter, Yu & Associates relating to its resignation of independent public accountants for Advanced Medical Institute, Inc. (incorporated herewith by reference to Exhibit 16.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated March 29, 2006 and filed with the Securities and Exchange Commission on March 31, 2006).

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

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

FINANCIAL REPORT

FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

ADVANCED MEDICAL INSTITUTE INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanced Medical Institute, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Medical Institute, Inc. and its subsidiaries (the “Company”) as of June 30, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Institute, Inc. and its subsidiaries as of June 30, 2007, and the results of its operations and its cash flows for the years ended June 30, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

September 30, 2007

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2007

	Notes	June 30, 2007

CURRENT ASSETS
Cash & cash equivalent		$864,481
Receivables, net		12,158,950
Receivables due from related parties	9	1,453
Inventory		269,707
Other assets		1,174,445

TOTAL CURRENT ASSETS		14,469,036

NON-CURRENT ASSETS
Security deposits		191,702
Property, plant and equipment, net	3	1,045,917
Intangible assets, net		28,217,069

TOTAL NON-CURRENT ASSETS		29,454,688

TOTAL ASSETS		$43,923,724

CURRENT LIABILITIES
Unearned revenue		$5,101,288
Accounts payables & accrued expenses		5,808,271
Payables due to related parties	9	4,932
Interest bearing liabilities - current	4	72,044
Income taxes payable		326,006

TOTAL CURRENT LIABILITIES		11,312,541

NON-CURRENT LIABILITIES
Rental deposit received		6,833
Interest bearing liabilities - non current	4	2,424,362
Deferred tax liabilities		1,501,602

TOTAL NON-CURRENT LIABILITIES		3,932,797

TOTAL LIABILITIES		15,245,338

COMMITMENTS & CONTINGENCIES		-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
53,507,450 issued and outstanding		53,507
Additional paid in capital		24,149,420
Other comprehensive income		3,171,506
Retained earnings		1,303,953

TOTAL STOCKHOLDERS’ EQUITY		28,678,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$43,923,724

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	June 30, 2007	June 30, 2006

NET REVENUES	$39,421,875	$30,453,128

COST OF REVENUES	(9,457,320)	(7,940,836)

GROSS PROFIT	29,964,555	22,512,292

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(29,970,688)	(19,153,393)
Impairment loss	(643,668)	-
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(30,614,356)	(19,153,393)

OPERATING INCOME	(649,801)	3,358,899

OTHER INCOME AND EXPENSE
Rental income	14,722	24,074
Bank interest	51,320	25,960
Other interest income	-	-
Legal settlement	-	269,219
Sundry income	114,969	52,733
Management fee income	122,765
Interest expense	(204,806)	(1,277)
Minority interest	-	(67,927)

TOTAL OTHER INCOME AND EXPENSE	98,970	302,782

INCOME (LOSS) BEFORE INCOME TAXES	(550,831)	3,661,681

INCOME TAX EXPENSE	(769,691)	(1,196,487)

NET INCOME (LOSS)	(1,320,522)	2,465,194

Other Comprehensive item - Foreign currency translation income (loss)	3,375,989	(31,076)

Net Comprehensive Income	$2,055,467	$2,434,118

Earnings (loss) per share, basic	$(0.03)	$0.07

Weighted average number of shares outstanding, basic	50,346,964	34,509,339

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	(Income) Loss	Earnings	Total
Balance June 30, 2005	31,122,450	$31,122	$782,805	$(173,407)	$159,281	$799,801
Issuance of stock	6,360,000	6,360	7,257,640	-	-	7,264,000
Other comprehensive income	-	-	-	(31,076)	-	(31,076)
Net income, June 30, 2006	-	-	-	-	2,465,194	2,465,194

Balance June 30, 2006	37,482,450	37,482	8,040,445	(204,483)	2,624,475	10,497,919
Issuance of stock	16,025,000	16,025	16,108,975	-	-	16,125,000
Other comprehensive income	-	-	-	3,375,989	-	3,375,989
Net loss, June 30, 2007	-	-	-	-	(1,320,522)	(1,320,522)

Balance June 30, 2007	53,507,450	$53,507	$24,149,420	$3,171,506	$1,303,953	$28,678,386

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	June 30, 2007	June 30, 2006
Cash Flows from Operating Activities

Receipts from customers	$33,536,006	$24,267,828
Interest received	51,045	25,960
Interest paid	(204,804)	(1,277)
Payment to suppliers & employees	(32,565,285)	(22,859,643)
Income tax paid	(234,127)	(222,780)
Receipts from government grant	-	31,991

Net cash provided by operating activities	582,835	1,242,079

Cash Flows from Investing Activities

Payment for property, plant & equipment	(397,494)	(302,030)
Purchase of intangible assets	(2,335,839)	(105,464)
Repayment from related entities	-	16,315
Dividend payment	(39,296)	-
Payment for security deposit	-	(15,509)

Net cash used in investing activities	(2,772,629)	(406,688)

Cash Flows From Financing Activities
Collection of note receivable	-	150,771
Proceeds from borrowings	2,357,760	-
Repayment of borrowings	(228,461)	(152,951)

Net cash provided by (used in) financing activities	2,129,299	(2,180)

Net (decrease) increase in cash and cash equivalent	(60,495)	833,211
Effect of exchange rate changes on cash and cash equivalent	(178,267)	(25,929)
Cash & cash equivalent at beginning of year	1,103,243	295,961

Cash & cash equivalent at end of year	$864,481	$1,103,243

NON-CASH INVESTING & FINANCING ACTIVITY:

1) The Company issued 16,125,000 shares to the shareholders of Worldwide PE Patent Holdco Pty Limited as part of acquisition of that entity on September 8, 2006

2) Assets acquired under capital leases $24,930

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2007 AND 2006

	June 30, 2007	June 30, 2006
Reconciliation of Cash

Cash at the end of financial year as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash	$864,481	$1,103,243

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income (Loss)	(1,320,522)	2,533,121

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,339,737	299,703
Provision for doubtful debt	4,696,994	1,767,870
Impairment loss	643,668	-

Changes in Assets and Liabilities
(Decrease) Increase in current inventories	(29,926)	14,773
Increase in receivables	(6,393,582)	(9,140,470)
Increase in deferred tax liabilities	436,182	907,528
Increase in unearned revenue	539,141	2,211,932
Minority interest	(33,662)	-
Increase in payables	527,005	2,570,155
Decrease in rental deposit received	(73,562)	-
Increase in provisions for compensated absences	133,601	8,241
Increase in income tax payable	117,761	69,226

Cash Flows Provided by Operating Activities	$582,835	$1,242,079

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2007 AND 2006

1. NATURE OF BUSINESS

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

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of AUD3 million (approximately USD2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share.

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of AUD3 million (approximately USD2.55 million) with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11%). The Company has been meeting its interest payment obligations under these loans and has pre-paid approximately AUD274,000 in principal as at the date of this filing.

The Company has been actively exploring international expansion into a range of jurisdictions and recently established subsidiaries in China and Japan.

The Chinese subsidiary, named AI Te Wei (Beijing) Medicine Consulting Company, is an indirect wholly owned subsidiary of the Company and the Chinese entity has formed an alliance with 2 Beijing hospitals for the purpose of establishing operations and conducting clinical trials for regulatory purposes. The Company’s Chinese subsidiary has obtained regulatory approval to its proposed advertisements and commenced operations on September 4, 2006.

The Japanese subsidiary, named AMI Japan Kabushiki Gaisya, is an indirect 75% owned subsidiary of the Company. The Japanese subsidiary has formed an alliance with a Japanese party with expertise in marketing in the Japanese market and two financial investors. The Japanese subsidiary commenced operations on October 1, 2006.

On May 2, 2007, Worldwide PE entered into an Option Agreement (the “Option”) with AMI Group Limited, a privately owned company registered in the United Kingdom (“AMI UK”).

The Option grants AMI UK a right to enter into an exclusive license to use Worldwide PE’s intellectual property in the United Kingdom. AMI UK has paid Worldwide PE an upfront non-refundable fee of $50,000 to secure an initial period of four months to confirm the license which period may be extended for a further two months by AMI UK paying Worldwide PE a non-refundable extension fee of $50,000. During this initial six month period, AMI UK may elect to enter into a License Agreement (the “License”) by paying Worldwide PE an upfront non-refundable license fee of $1 million less the upfront fees paid to Worldwide PE prior to that date. Terms of the Option and the License have been disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2007. On September 4, 2007 AMI UK exercised its right to extend the option period and paid an extension fee of $50,000.

Subsidiaries of AMI Australia

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

Advanced Medical Institute (NZ) Limited (“AMI NZ”) conducts the group’s business in New Zealand. AMI NZ contributed 2.20% of AMI Australia’s consolidated revenue during the year ended June 30, 2007 (excluding other income).

AMI Australia holds 50% of the outstanding shares of Whygo. Whygo provides video conferencing services across Australia and in various locations around the world. James Matthews, a director of Whygo, holds the remaining 50% of the outstanding shares of Whygo.

Whygo owns proprietary scheduling software, which allows its corporate partners to login and book rooms around the world. The source of Whygo’s income is derived from renting video conferencing rooms to its corporate partners through AMI Australia and its other channeling partners. Whygo contributed 2.8% of AMI Australia’s consolidated revenue during the year ended June 30, 2007 (excluding other income).

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

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for an indefinite term, which can be terminated at any time with not less than twelve months written notice. Under the agreement, Heartcheck agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, Heartcheck has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The provision of these services and the fees generated from this agreement with Heartcheck has contributed to the Company’s other income during the year ended June 30, 2007 whereas there had been no revenue generated by the agreement during past fiscal periods. Heartcheck is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI Australia Holdings Pty Limited, AMI Management Services Pty Limited (“AMI MS”) and AMI International Pty Limited (“AMI International”) and their direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”) and Intelligent Medical Technologies Pty Ltd (“IMT”) and its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Unearned Revenue

Unearned revenue arises from programs that exceed three months. The maximum program length is twelve months while the average program length purchased by each individual patient is four & half months. The Company made estimate of unearned revenue based on the average program length less three months for which medication is provided and revenue is recognized.

Advertising Expense

Advertising costs are charged to expense as they are incurred.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2007

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

Accounts Receivable

Accounts receivable are sales for the year, net of sales refund, cancellation, unearned revenue and provision for doubtful debt. The Company estimates provision for doubtful debts based on the historical results.

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower. As of June 30, 2007 inventory consisted only of finished goods:

Property and Equipment

Property & Equipment placed in service is depreciated over the estimated useful lives of the assets using the diminishing value depreciation method.

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

Exchange Gain (Loss)

During the fiscal year ended June 30, 2007 and 2006, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of June 30, 2007, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated. Such financial statements were translated into the functional currency in Australian Dollars (AUD) and thereafter to reporting currency in U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

Research and Development Costs

Research and development costs are charged against income from ordinary activities before income tax as incurred.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible assets

The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

Impairment is determined by assessing the recoverable amount of the cash-generating unit (group of cash-generating units), to which the intangible asset relates. When the recoverable amount of the cash-generating unit (group of cash-generating units) is less than the carrying amount, an impairment loss is recognised. During the year ended June 30, 2007 the Company impaired $695,167 of Worldwide PE Patent and recorded impairment loss in the accompanied financial statements.

At June 30, 2007, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net
Amortized intangibles:
Patents	$9,849,090	$(674,397)	$(695,167)	$8,479,526
Intellectual Properties	15,972,882	(774,787)	-	15,198,095
Computer Software	337,766	(185,053)	-	152,713

Unamortized intangibles:
Intellectual Properties	4,386,735	-	-	4,386,735
	$30,546,473	$(1,634,237)	$(695,167)	$28,217,069

The Company assigned an 18 year life to the patents that are held by Worldwide PE Patent, a 19 year life to the patents that are held by PE Patent.

For intellectual property, the company assigned an 18 year life to the intellectual property that arose from Worldwide PE Patent, a 19 year life to the intellectual property that arose from PE Patent, and indefinite life to the intellectual property that arose from IMT.

Computer software was assigned as having a 3 year life.

Amortization expense from continuing operation for the year ended June 30, 2007 and 2006 was $1,163,444 and $215,913 respectively. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending June 30,	Annual Amount
2008	$1,504,000
2009	$1,504,000
2010	$1,504,000
2011	$1,504,000
2012	$1,504,000

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2006 there were no significant impairments of its long-lived assets.

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
JUNE 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2007

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT PRONOUNCEMENTS (Continued)

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

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2007

2. OTHER ASSETS

Following is the summary of other assets as of June 30, 2007

Bank guarantees	$84,917
Advances and prepayments	57,397
Other receivables	106,100
Other debtors	544,185
Loan to affiliates	381,856
Total	$1,174,455

June 30, 2007
3. PROPERTY, PLANT AND EQUIPMENT

Leasehold improvements at cost	$541,746
Less: Accumulated depreciation	74,746
467,000

Motor Vehicles	50,334
Less: Accumulated Depreciation	26,708
23,626

Office Furniture & Equipment	474,426
Less: Accumulated Depreciation	99,363
375,063

Computer Hardware - at Cost	357,854
Less: Accumulated Depreciation	220,420
137,434

Low Value Pooled Fixed Assets	142,171
Less: Accumulated Depreciation	99,375
42,796

Total Property, Plant and Equipment	$1,045,917

Depreciation expenses were $156,162 and $113,059 for the fiscal years ended June 30, 2007 and 2006, respectively.

Included in property and equipment is approximately $188,678 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through January 2009. The accumulated depreciation included in the property and equipment for these leases is approximately $80,729.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2007

June 30, 2007
4. INTEREST BEARING LIABILITIES

Current, as of the period ended June 30
Capitalized lease liability	72,044
72,044

Non-current, due during the year ended June 30:
Capitalized lease liability
2007	-
2008	25,220
25,220
Secured Loan	2,399,142
Total non-current	2,424,362

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.4% to 13.8%. Obligations under the notes are secured by the financed assets included in property and equipment.

Interest expenses were $204,806 and $1,277 for the fiscal years ended June 30, 2007 and 2006, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings. The future aggregate payments arising from this loan is as follows:

Due during the year ended June 30,
2008	$263,416
2009	293,844
2010	327,036
2011	363,978
2012	404,824
2013	450,820
2014	295,224
$2,399,142

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2007 are summarized as follows:
Amount
June 30, 2007

Accounts payable	$1,714,756
Accrued salaries	443,806
Accrued professional fees	30,557
Other current liabilities	102,000
Provision for DDR medication cost	887,845
Provision for DDR sales commission	828,428
Provision for DDR collection fee	828,428
Provision for patient refund	84,880
Accrued legal case settlement	250,396
Accrued DDR sales commission	211,709
Accrued payroll tax	59,416
Accrued compensated absences	366,050
Total	$5,808,271

6. LAWSUITS

As of June 30, 2007, there were no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters.

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claimed that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. On August 15, 2006 the court ruled in favor of the ACCC that the advertisements were misleading and deceptive but declined to order corrective advertising or any pecuniary penalty other than an order that AMI Australia pay the ACCC’s costs on a party-party basis. The Company has agreed to pay $94,300 in full settlement of these costs and partial payment has been made with the balance to be paid by January 2008.

On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro’s claims result from an injection therapy that Mr. Licastro claims caused physical injuries. AMI Australia and Mr. Licastro agreed to settle the claim on confidential terms on September 21, 2007 with all payments made in full settlement of the claim fully accrued as at June 30, 2007.

On May 25, 2007, AMI Australia commenced proceedings in the New South Wales Supreme Court against Channel Seven Sydney Pty Limited in respect of certain allegedly actionable statements made by Channel Seven. AMI Australia has alleged that the statements made involve a breach of the doctrine of injurious falsehood and that it is entitled to be compensated in damages. The proceedings are at an early stage.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2007

7. LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

June 30, 2007
Due during the period ended June 30:
2008	$704,690
2009	524,219
2010	223,037
2011	91,543
2012	37,337
$1,580,826

Total rent expense under these operating lease was approximately $1,733,041 and $1,143,332 during the years ended June 30, 2007 and 2006, respectively.

8. CONCENTRATIONS

Sales Markets - 97% of the Company’s revenues arise from Australian customers.

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

9. STOCK EXCHANGE AGREEMENT

On September 8, 2006 the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of AUD3 million (approximately USD2.25 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share. These shares were subsequently transferred by the Company to AMI Australia. The issuance of our shares of common stock to the Worldwide PE Shareholders was exempt from registration under the Securities Act pursuant to Section 4(2) and Regulation S. As used herein, the “Company” shall also mean Worldwide PE when used for events after September 8, 2006, described herein.

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of AUD3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loan accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11%).

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2007

A summary of Worldwide PE Patent Holdco Pty Ltd., assets acquired, liabilities assumed and consideration paid for is as follows:

Amount
Current assets	$-
Patent	18,383,100

$18,383,100

Consideration paid
Cash	$2,258,100
Common Stock	16,125,000

$18,383,100

The following un-audited pro forma consolidated financial information for the years ended June 30, 2007 and 2006, as presented below, reflects the results of operations of the Company assuming the acquisition occurred on July 1, 2006 and 2005 respectively, and after giving effect to the purchase accounting adjustments. These pro forma results have been prepared for information purposes only and do not purport to be indicative of what operating results would have been had the acquisitions actually taken place on July 1, 2006 and 2005 respectively, and may not be indicative of future operating results.

	Years ended June 30
Un-Audited Pro Forma Consolidated Financial Information	2007	2006
	(UN-AUDITED AND IN U.S. DOLLARS)
Net revenue	$39,421,485	$30,453,128
Operating income (loss)	$(846,042)	$3,203,787
Net income (loss)	$(1,593,376)	$2,310,082
Earnings/(loss) per share - basic	$(0.03)	$0.07

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2007

June 30, 2007
10. RELATED PARTY TRANSACTIONS

Forhad (Tony) Khan
Relationship: Director of the parent entity
Payable to this related party	$2,947

Jack Vaisman (an AU citizen)
Relationship: Director of the parent entity
Director salary	$285,336

James Matthew (an AU citizen)
Relationship: Director of the subsidiary
Director salary	$44,158
Payable to this related party	1,985

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$1,453

Zinalda Vaisman (an AU citizen)
Relationship: Director’s wife
Salary	$58,037

Total receivables from related parties included in the Company’s balance sheet was $1,453 as of June 30, 2007.

Total payables to related parties included in the Company’s balance sheet was $4,932 as of June 30, 2007.

Receivables from, and payables to, related parties are unsecured, interest-free and have no fixed repayment term.

11. CONTINGENT LIABILITY

A dispute with a previous telecommunication carrier over billing in the amount of $122,924 arose in 2002. AMI Australia responded with a counterclaim of $550,904 against the carrier in 2003 and no correspondence has been received from the carrier. No settlement has been reached, but in the opinion of the Company’s directors, the $122,924 will not be paid. Similarly, the Company has not been actively pursuing the amount it claims is owed to it under the counterclaim. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2007

12. INCOME TAXES

Total Federal and State income tax expense for the fiscal years ended June 30, 2007 and 2006 amounted to $769,691 and $1,196,487, respectively. For the fiscal years ended June 30, 2007 and 2006 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.
The following is a reconciliation of income tax expense:

2007	U.S.	International	Total
Current	$0	$154,849	$154,849
Deferred	0	$614,842	$614,842
Total	$0	$769,691	$769,691

2006	U.S.	International	Total
Current	$0	$1,196,487	$1,196,487
Deferred	0	$34,284	$53,614
Total	$0	$1,230,771	$1,250,101

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	2007	2006
Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from
Non US income taxed at different rates	-1%	-1%

Effective tax rate	33%	33%

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2007

Deferred tax liability arises due to the following temporary differences.

	June 30, 2007	Future tax rate %	Deferred tax liability
Owing to patients via ACFC	$13,998,454	30%	$4,199,536
Provision DDR cancellation	(7,265,728)	30%	(2,179,718)
Provision un-dispensed DDR medications	(887,845)	30%	(266,354)
Accrued ACFC collection and commission	(1,656,858)	30%	(497,057)
Provision for patient refund	(84,880)	30%	(25,464)
Amortization of patents	985,277	30%	295,583
Other miscellaneous	(83,080)	30%	(24,924)
Total	$5,005,340	30%	$1,501,602

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2007

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

On April 18, 2006, the Company entered into a share exchange agreement with certain non-US persons pursuant to which the Company acquired the remaining 7% of Intelligent Medical Technologies Pty Limited (“IMT”) which was previously held by those persons in exchange for 1,260,000 or 3.37% of the Company’s issued shares of Common Stock.

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

13. OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2007 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2005	$(173,407)

Change for 2006	(31,076)

Balance at June 30, 2006	$(204,483)

Change for 2007	3,375,989

Balance at June 30, 2007	$3,171,506

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2007

14. SUBSEQUENT EVENTS (UNAUDITED)

On September 4, 2007 AMI UK exercised its right to extend its option period in relation to its option to license of Worldwide PE’s intellectual property for the UK and paid an extension fee of $50,000. Worldwide PE agreed to vary this extension period to four months rather than two months.

On September 21, 2007, AMI Australia settled proceedings with Mr. Rocco Licastro on confidential terms in relation to certain district court proceedings filed by him in relation to physical injuries allegedly suffered by him.