Form 10-Q
period 2007-09-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2007-11-14
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission File Number: 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0409144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Level 1, 204-218 Botany Road Alexandria, NSW Australia 2015
(Address of Principal Executive Offices) (Zip Code)

(61) 2 9640 5253
(Registrant’s Telephone Number, Including Area Code)

_____________________________________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐    Accelerated Filer ☐    Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

There were 53,507,450 shares of the Registrant’s Common Stock issued and outstanding on November 9, 2007.

ii

PART I -   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash & cash equivalent	$1,089,472	$864,481
Receivables, net	13,681,868	12,158,950
Receivables due from related parties	1,521	1,453
Inventory	272,780	269,707
Other assets	636,676	1,174,445
TOTAL CURRENT ASSETS	15,682,317	14,469,036

NON-CURRENT ASSETS
Security deposits	199,885	191,702
Property and equipment, net	1,124,416	1,045,917
Intangible assets, net	29,169,082	28,217,069
TOTAL NON-CURRENT ASSETS	30,493,383	29,454,688

TOTAL ASSETS	$46,175,700	$43,923,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$5,212,243	$5,101,288
Accounts payable & accrued expenses	6,476,215	5,808,271
Payables due to related parties	10,858	4,932
Interest bearing liabilities - current	78,649	72,044
Income taxes payable	412,231	326,006
TOTAL CURRENT LIABILITIES	12,190,196	11,312,541

NON-CURRENT LIABILITIES
Securities deposit received	7,320	6,833
Interest bearing liabilities - non-current	2,467,943	2,424,362
Deferred tax liabilities	1,641,471	1,501,602
Minority interests	-	-
TOTAL NON-CURRENT LIABILITIES	4,116,734	3,932,797

TOTAL LIABILITIES	16,306,930	15,245,338

Commitments & Contingency

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
53,507,450 issued and outstanding	53,507	53,507
Additional paid in capital	24,149,420	24,149,420
Other comprehensive income (loss)	4,397,897	3,171,506
Retained earnings	1,267,946	1,303,953
TOTAL STOCKHOLDERS’ EQUITY	29,868,770	28,678,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,175,700	$43,923,724

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)

NET REVENUE	$11,208,507	$10,403,670	$5,094,700

COST OF REVENUE	(2,612,183)	(2,365,582)	(1,910,514)

GROSS PROFIT	8,596,324	8,038,088	3,184,186

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(8,417,952)	(7,285,713)	(3,558,002)

OPERATING INCOME (LOSS)	178,372	752,375	(373,816)

OTHER INCOME AND (EXPENSE)
Rental income	-	4,561	12,933
Bank interest	9,659	20,359	2,691
Management fee income	14,384	181,182	379
Other income	11,011	26,122	-
Interest expense	(64,753)	(2,305)	(1,246)
Minority interest	-	-	4,527

TOTAL OTHER (EXPENSE) INCOME	(29,699)	229,919	19,284

NET INCOME (LOSS) BEFORE INCOME TAXES	148,673	982,294	(354,532)

INCOME TAX EXPENSE	(210,210)	(440,603)	127,473

NET INCOME (LOSS)	(61,537)	541,691	(227,059)

Other Comprehensive item - Foreign currency translation income	1,226,391	124,419	1,185

Net Comprehensive Income (Loss)	$1,164,854	$666,110	$(225,874)

Earnings (loss) per common share, basic & diluted	($0.00)	$0.01	$(0.01)

Weighted average number of shares, basic and diluted	53,507,450	40,865,506	31,122,450

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$9,652,695	$7,473,589	$4,874,955
Interest Received	9,575	20,359	2,691
Payment to Suppliers & Employees	(9,082,079)	(6,537,399)	(4,578,659)
Interest Paid	(64,753)	-	-
Income Tax Paid	(35,991)	(226,370)	-

Net cash provided by operating activities	479,447	730,179	298,987

Cash Flows from Investing Activities

Acquisition of subsidiaries	-	(2,258,100)	-
Payment for Property, Plant & Equipment	(40,095)	(118,113)	(10,839)
Payment for Intellectual Properties	(23,813)	(24,689)	(33,652)
Loans to related entities	-	(814,206)	(755)
Payment for security deposit	-	(228)	(5,218)

Net cash used in investing activities	(63,908)	(3,215,336)	(50,464)

Cash Flows From Financing Activities
Collection of Note Receivable	-	150,771	150,771
Interest & Other Finance costs paid	-	(2,305)	(1,246)
Proceeds from Borrowings	-	2,258,100	-
Repayment of Borrowings	(85,879)	(48,175)	(115,219)
Dividend Payment	-	(37,994)	-

Net cash provided by (used in) financing activities	(85,879)	2,320,397	34,306

Net increase(decrease) in cash and cash equivalents	329,660	(164,760)	282,829
Effect of exchange rate on cash	(104,669)	46,833	1,518
Cash and cash equivalents at beginning of period	864,481	1,103,243	295,961

Cash and cash equivalents at end of period	$1,089,472	$985,316	$580,308

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Month Periods Ended
	September 30, 2007	September 30, 2006	September 30, 2005
	(unaudited)	(unaudited)	(unaudited)

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash & Cash Equivalents	$1,089,472	$985,316	$580,308

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net (Loss) Income	$(61,537)	$541,691	$(227,059)

Non-Cash Flows in Profit from Ordinary Activities
Depreciation	404,870	170,660	21,764
Provision for doubtful accounts	495,700	1,386,021	199,375
Minority interest	12,341	(2,825)	(4,527)

Cash Flows in Profit from Financing Activities
Interest & Other Finance costs paid	-	2,305	1,246

Changes in Assets and Liabilities
Increase in inventories	9,071	(37,047)	-
Increase in receivables	(853,746)	(3,270,877)	(1,502,848)
(Decrease) Increase in unearned revenue	(121,171)	458,968	1,279,819
Increase in payables	395,109	1,135,181	778,248
Decrease in provisions for compensated absences	61,836	-	(87,351)
Increase (Decrease) in deferred tax liabilities	66,587	207,579	(159,202)
Increase in security deposit	2,661	-	-
Increase (Decrease) in income tax payable	67,726	138,523	(478)

Cash Flows Provided by Operating Activities	$479,447	$730,179	$298,987

Supplemental Cash Flow Disclosures:
Interest paid	$64,753	$2,305	$1,246

Income tax paid	$35,991	$87,926	$43,280

Non-Cash Investing/Financing Activities:
Stock issued in acquisition	$-	$16,125,000	$-
Assets acquired under capital leases	$22,661	-	$18,546

The accompanying notes are an integral part of these unaudited financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

AMI Australia is a company limited by shares, incorporated and domiciled in Australia. The principal activity of AMI Australia is the medical treatment of sexual dysfunction in Australia, New Zealand, China and Japan, however AMI Australia also provides prostate treatments to patients. AMI Australia is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMI Australia operates a centralized call center and twenty medical centers and sales offices throughout Australia and New Zealand. AMI China, a wholly owned subsidiary of the Company, operates 2 medical centers in Beijing, China and AMI Japan, a 75% subsidiary of the Company, operates a clinic in Tokyo, Japan as well as having an informal referral arrangement with 3 medical clinics in Osaka, Nagoya and Okinawa.

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

The patents and patent applications relate to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia’s treatments for premature ejaculation. The patents and associated formulations are integral to those treatments.

AMI Australia’s nasal spray, injection, lozenge and tablet impotence and erectile dysfunction treatments are not patent protected.

In acquiring PE, AMI Australia acquired only the right to use the Patents and the associated pharmaceutical formulations, treatment methodologies and dosing manuals in Australia and has no rights to use the patents or any of the underlying intellectual property in any other country.

On April 18, 2006, the Company acquired the remaining 7% of Intelligent Medical Technologies Pty Limited (“IMT”) which was previously held by third parties in exchange for 1.26 million shares of the Company. These shares were subsequently transferred by the Company to AMI Australia. As of September 30, 2006, the Company owned 93% of IMT.

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

IMT also had the option to extend its field of use to the treatment of prostate diseases. IMT exercised its option to extend its field of use to include prostate diseases on July 15, 2006 and IMT “terminated” its license with SURF. The termination was because of SURF’s failure to deliver to the Company information concerning updates and advances on the technologies. The termination does not affect IMT’s rights to use the technology - the only effect is to terminate the royalty payment obligations to SURF under the license. As a result of terminating the license agreement, IMT retained the right to use the technology in its treatments to treat sexual dysfunction without paying royalties or other fees to SURF.

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.25%). The Company has been meeting its interest payment obligations under these loans and has pre-paid approximately A$292,000 in principal as at the date of this filing.

The Company has been actively exploring international expansion into a range of jurisdictions and established subsidiaries in China and Japan in 2006.

The Chinese subsidiary, named Ai Te Wei (Beijing) Medicine Consulting Company (“AMI China”), is an indirect wholly owned subsidiary of the Company and AMI China has formed an alliance with 2 Beijing hospitals for the purpose of establishing operations and conducting clinical trials for regulatory purposes. AMI China has obtained regulatory approval to its proposed advertisements and commenced operations on September 4, 2006.

The Japanese subsidiary, named AMI Japan Kabushiki Gaisya (“AMI Japan”), is an indirect 75% owned subsidiary of the Company. AMI Japan has formed an alliance with a Japanese party with expertise in marketing in the Japanese market and two financial investors. AMI Japan commenced operations on October 1, 2006.

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

AMI Japan Kabushiki Gaisya (“AMI Japan”) conducts the Company’s business in Japan. AMI Japan commenced advertising of its services on October 1, 2006.

During September 2006, AMI commenced a not for profit unit entity named “AMI SCI” which provides, as part of its community services program, specialized sexual dysfunction treatments to spinal cord victims in Australia. Details regarding its services and operation are located at rocketlaunch.com.au.

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for an indefinite term, which can be terminated at any time with not less than twelve months written notice. Under the agreement, Heartcheck agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, Heartcheck has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The provision of these services and the fees generated from this agreement with Heartcheck has contributed to the Company’s net revenues during the quarter ended September 30, 2007. Heartcheck is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia.

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

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower. As of June 30, 2007 inventory consisted only of finished goods.

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

Exchange Gain (Loss)

During the three month periods ended September 30, 2007, 2006, and 2005 the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of September 30, 2007, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated. Such financial statements were translated into the functional currency in Australian Dollars (AUD) and thereafter to reporting currency in U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

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

At September 30, 2007 and June 30, 2007, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Sep 30, 2007	Net June 30, 2007
				(unaudited)	(audited)
Amortized intangibles:
Patents	$10,308,590	$(845,384)	$(727,600)	$8,735,606	$8,479,526
Intellectual Properties	16,701,780	(1,056,326)	-	15,645,454	15,198,095
Computer Software	378,559	(208,652)	-	169,907	152,713

Unamortized intangibles:
Intellectual Properties	4,618,115	-	-	4,618,115	4,386,735

	$32,007,044	$(2,110,362)	$(727,600)	$29,169,082	$28,217,069

The Company assigned an 18 year life to the patents that are held by Worldwide PE Patent and a 19 year life to the patents that are held by PE Patent.

For intellectual property, the company assigned an 18 year life to the intellectual property that arose from Worldwide PE Patent, a 19 year life to the intellectual property that arose from PE Patent, and indefinite life to the intellectual property that arose from IMT.

Computer software was assigned as having a 3 year life.

Amortization expense from continuing operation for the three month periods ended September 30, 2007, 2006 and 2005 was $367,065, $136,053 and zero respectively. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending September 30,	Annual Amount

2008	$1,504,000
2009	$1,504,000
2010	$1,504,000
2011	$1,504,000
2012	$1,504,000

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2007 there were no significant impairments of its long-lived assets.

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

2.	OTHER ASSETS

Following is the summary of other assets as of September 30, 2007 and June 30, 2007.

	September 30	June 30
	(unaudited)	(audited)
Bank guarantees	$76,847	$84,917
Advances and prepayments	47,000	57,397
Other receivables	62,188	106,100
Other debtors	450,641	926,041
Total	$636,676	$1,174,455

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)
Leasehold improvements	$580,318	$541,746
Less: Accumulated depreciation	85,765	74,746
	494,553	467,000

Motor Vehicles	52,682	50,334
Less: Accumulated Depreciation	29,122	26,708
	23,560	23,626

Office Furniture & Equipment	518,780	474,426
Less: Accumulated Depreciation	115,262	99,363
	403,518	375,063

Computer Hardware	399,802	357,854
Less: Accumulated Depreciation	245,479	220,420
	154,323	137,434

Low Value Pooled Fixed Assets	157,099	142,171
Less: Accumulated Depreciation	108,637	99,377
	48,462	42,794

Total Property, Plant and Equipment	$1,124,416	$1,045,917

4.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of September 30, 2007 and June 30, 2007:

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)
Current, as of the period ended
Capitalized lease liability	$78,649	$72,044
Unsecured loan	-	-
	$78,649	$72,044

Non-current, due as of the period ended
Capitalized lease liability
2007	-	-
2008	$22,266	$25,220
	22,266	25,220
Secured loan	2,445,677	2,399,412

Total non-current	$2,467,943	$2,424,362

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 6.2% to 13.85%. Interest expense on the interest bearing liabilities amounted to $64,753, $2,305 and $1,246 for the three month periods ended September 30, 2007, 2006 and 2005, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings. The future aggregate payments arising from this loan is as follows:

September 30, 2007
(unaudited)
Due during the period ended
2007	$283,243
2008	315,962
2009	351,653
2010	391,375
2011	435,295
2012	484,753
2013	183,396

$2,445,677

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2007 and June 30, 2007 are summarized as follows:

	September 30	June 30
	(unaudited)	(audited)
Accounts payable	$2,300,395	$1,714,756
Accrued salaries	401,158	443,806
Accrued professional fees	14,392	30,557
Other current liabilities	365,429	102,000
Provision for DDR medication cost	880,404	887,845
Provision for DDR sales commission	880,404	828,428
Provision for DDR collection fee	880,404	828,428
Provision for patient refund	79,956	84,880
Accrued legal case settlement	137,702	250,396
Accrued DDR collection fee	100,000	211,709
Accrued payroll tax	-	59,416
Accrued compensated absences	435,971	366,050
Total	$6,476,215	$5,808,271

6.	LEGAL PROCEEDINGS

As of September 30, 2007, there were no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

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

On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro’s claims result from an injection therapy that Mr. Licastro claims caused physical injuries. AMI Australia and Mr. Licastro agreed to settle the claim on confidential terms on September 21, 2007 with all payments made in full settlement of the claim fully accrued as at September 30, 2007.

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

The Company is party to long-term, non-cancelable operating lease agreements for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

September 30, 2007
(unaudited)
Due during the period ended,
2007	-
2008	$829,001
2009	529,770
2010	213,557
2011	104,160
2012	22,210

$1,698,698

Rent paid for the three months ended September 30, 2007, 2006 and 2005 was $441,256, $374,388 and $284,771, respectively.

8.	CONCENTRATION

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loan accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.25%).

10.	RELATED PARTY TRANSACTIONS

	September 30, 2007	June 30, 2007
	(unaudited)	(audited)
Related party transactions comprised of the following:

Forhad (Tony) Khan
Relationship: Director of the parent entity
Payable to this related party	$-	$2,947

Jack Vaisman (an AU citizen)
Relationship: Director of the Company
Director salary from AMI Australia	$111,850	$-

James Matthews (an AU citizen)
Relationship: Director of the subsidiary (Whygo)
Payable to this related party	$10,858	$1,985
Director salary	$19,856	$-

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$1,521	$1,453

Total receivables due from related parties included in the Company’s statement of financial position was $1,521 and $1,453 as of September 30, 2007 and June 30, 2007 respectively.

Total accounts payable to related parties included in the Company’s statement of financial position was $10,858 and $4,932 as of September 30, 2007 and June 30, 2007 respectively.

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

12.	INCOME TAXES

Total Federal and State income tax expense for the three months period ended September 30, 2007, 2006 and 2005 amounted to $210,210, $440,603 and ($127,473),respectively. For the three month periods ended September 30, 2007, 2006 and 2005 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

The following is a reconciliation of income tax expense for the nine month periods ended September 30, 2007 and June 30, 2007:

September 30, 2007	U.S.	State	International	Total
Current	$0	$0	$86,225	$86,225
Deferred	$0	$0	123,985	$123,985
Total	$0	$0	$210,210	$210,210

June 30, 2007	U.S.	State	International	Total
Current	$0	$0	$154,849	$154,849
Deferred	$0	$0	614,842	$614,842
Total	$0	$0	$769,691	$769,691

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	September 30, 2007	June 30, 2007
Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	-1%	-1%

Effective tax rate	33%	33%

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2007 and June 30, 2007 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2006	$(204,483)
Change for year ended June 30, 2007	3,375,989
Balance at June 30, 2007	$3,171,506
Change for three months ended September 30, 2007	1,226,391
Balance at September 30, 2007	$4,397,897

14.	RECLASSIFICATION

Certain comparative amounts have been reclassified to conform to the current presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED JUNE 30, 2007.

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the Company’s expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “the Company believes,” “management believes” and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions. The Company’s actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements.

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

IMT also had the option to extend its field of use to the treatment of prostate diseases. IMT exercised its option to extend its field of use to include prostate diseases on July 15, 2006 and IMT “terminated” its license with SURF. The termination was because of SURF’s failure to deliver to the Company information concerning updates and advances on the technologies. The termination does not affect IMT’s rights to use the technology - the only effect is to terminate the royalty payment obligations to SURF under the license. As a result of terminating the license agreement, IMT retained the right to use the technology in its treatments to treat sexual dysfunction without paying royalties or other fees to SURF.

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of AUD3 million (approximately $2.46 million) with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.25%). As at September 30, 2007 the principal of the loan had been reduced to AUD2.752 million (approximately $2.4 million) and as at November 1, 2007 the principal of the loan had been reduced to AUD2.702 million (approximately $2.4 million).

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

General Business Plan

AMI Australia is a company incorporated and domiciled in Australia. AMI Australia was established in February 2001 when it entered into an agreement with Health Services for Men and Australian Momentum Health to acquire two chains of medical clinics and sales offices which provided services relating to the medical treatment of sexual dysfunction. The principal activity of AMI Australia continues to be the sale of services relating to the medical treatment of sexual dysfunction in Australia, New Zealand and Asia, however, AMI Australia also provides prostate treatments to patients. For the first quarter ended September 30, 2007, AMI Australia’s revenues were approximately $11.2 million.

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

AMI Australia changed its marketing focus during fiscal 2005 to target the broader market for its premature ejaculation treatments while continuing to offer and separately market erectile dysfunction treatments. AMI Australia’s concentration on sales within the market for those treatments has expanded our revenue base. Prior to this time, AMI Australia did not directly advertise or market its premature ejaculation treatments and its sole focus had been on the erectile dysfunction market. AMI Australia’s erectile dysfunction treatments predominantly focus on men age 40 and over whereas AMI Australia’s premature ejaculation treatments are targeted at a market that includes men from age 18 and over.

During September 2006, the Company launched AMI SCI, a not-for-profit, indirect wholly owned subsidiary of the Company which aims to provide specialized sexual dysfunction treatments to spinal cord victims in Australia.

Each of AMI Australia's treatments are prescribed by licensed Australian, New Zealand, Chinese and Japanese doctors and prepared and delivered by an Australian, New Zealand, Chinese or Japanese compounding pharmacy in full compliance with the relevant regulatory requirements. AMI Australia's products and services are only available by prescription and are sold on an "off-label" basis. AMI Australia's treatments are generally available in the same manner through both its medical clinics and sales offices or through its over-the-phone sales and marketing program.

Since August 1, 2003, AMI Australia has used in its business certain intellectual property owned by PE Patent on a royalty free oral license. PE Patent became a wholly owned subsidiary through a Share Exchange Agreement on November 17, 2005 and subsequently became a wholly owned subsidiary of AMI Australia on November 22, 2005. These transactions are more fully described in the section entitled “Introduction” above. This intellectual property consists solely of the rights to use the relevant medical formulations in Australia, an Australian innovation patent for AMI Australia’s premature ejaculation treatments (Australian Innovation Patent No 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783).

The Australian innovation patent was issued to Dr. Jack Vaisman, the Chief Executive Officer, President and Chairman of the Board of Directors of the Company and the Founder, President and Chief Executive Officer of AMI Australia, who on July 22, 2005 transferred the patent to PE Patent, which is now a wholly owned subsidiary of AMI Australia. The development of the intellectual property underlying the patents and patent applications was originally undertaken and funded by Dr. Vaisman. The innovation patent, titled “Treatment of Premature Ejaculation” relates to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI Australia’s treatments for premature ejaculation. The patents and associated formulations are integral to AMI Australia’s premature ejaculation treatments.

AMI Australia’s nasal spray, injection, lozenge and tablet erectile dysfunction treatments are not patent protected. This technology was developed by AMI Australia and its founder, Dr Jack Vaisman, and in connection with predecessor businesses during the last 14 years.

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

As part of its treatments, AMI Australia arranges for a fully licensed Australian, New Zealand, Chinese and Japan pharmacy to fill its patients’ individual prescriptions and supply medications to those patients.

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

IMT’s license was a broad based license which included the right to manufacture, market, sell and distribute products based on the technology and patents within the field of use. IMT also had the option to extend its field of use to the treatment of prostate diseases. IMT exercised its option to extend its field of use to include prostate diseases on July 15, 2006 and IMT “terminated” its license with SURF. The termination was because of SURF’s failure to deliver to the Company information concerning updates and advances on the technologies. The termination does not affect the Company’s rights to use the technology - the only effect is to terminate the royalty payment obligations to SURF under the license. As a result of terminating the license agreement, IMT retained the right to use the technology in its treatments to treat sexual dysfunction without paying royalties or other fees to SURF.

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

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of AUD3 million (approximately USD2.46 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share. The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of AUD3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.25%). As at June 30, 2007 the principal of the loan had been reduced to AUD2.825 million (approximately USD2.4 million) and as at October 5, 2007 the principal of the loan had been reduced to AUD2.726 million (approximately USD2.32 million).

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

Staff

As of September 30, 2007, the Company and its operating subsidiaries had a total staff of approximately 281 people, of which 210 are full-time and 71 are part-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. The Company’s staff includes 26 independent consultants and 48 licensed medical personnel. None of the Company’s employees are members of a union or labor organization.

None of AMI Australia’s subsidiaries have any employees except Whygo which has 3 full-time employees and 1 part-time employee, AMI NZ which has 1 full-time employee and 2 part time employee, AMI China which has 12 full-time employees and AMI Japan which has 3 full-time employees and 1 part-time employee.

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

Currency Conversion

As of September 30, 2007 and 2006, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.88840) as of September 30, 2007, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Three Months ended September 30,	Three Months ended September 30,
	2007	2006
Revenue	100%	100%
Cost of revenue	23.3%	22.7%
Gross profit	76.7%	77.3%
Selling, general and administrative expenses	75.1%	70.0%
Other income and expenses	(0.3%)	2.1%
Income before income tax	1.3%	9.4%
Income tax expenses	1.9%	4.2%
Net income	(0.5%)	5.2%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had total liabilities of $16,306,930 including unearned revenue of $5,212,243 and we had a positive net worth of $29,868,770. Our total liabilities as at September 30, 2007 included approximately $2.5 million in non-current debt and $1.64 million in deferred tax liabilities, leaving a balance of approximately $7 million of current liabilities (other than deferred revenue). These current liabilities are typically due within 30 to 90 days. As of June 30, 2007, we had total liabilities of $15,245,338 including unearned revenue of $5,101,288 and we had a positive net worth of $28,678,386. As at our fiscal year ended June 30, 2006, we had total liabilities of $9,561,389 including unearned revenue of $3,887,052 and we had a positive net worth of $10,497,919. As of September 30, 2006, we had total liabilities of $13,182,052 including unearned revenue of $4,427,030 and we had a positive net worth of $27,289,029.

Our aggregate cash balances as at September 30, 2007 were $1,089,472, our inventory was $272,780 and our net receivables were approximately $13.7 million. These receivables are due on average within 90-180 days. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. Management has expanded our business into China and Japan and is considering further international expansion through either establishing new sales clinic operations or by licensing the intellectual property for use in territories in which we do not have clinics such as our recent entry into an Option Agreement with AMI UK to license our intellectual property for the United Kingdom. Income of $14,384 that was generated from Heartcheck is also expected to be reinvested into the Company to contribute to our ongoing working capital needs.

The Company borrowed AUD3 million from ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.25%). As at September 30, 2007 the principal of the loan had been reduced to AUD2.752 million (approximately $2.4 million) and as at November 1, 2007 the principal of the loan had been reduced to AUD2.702 million (approximately $2.4 million). This loan is currently due to be repaid in September 2009.

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

REVENUE. Revenue was $11,208,507 in the three months ended September 30, 2007 compared to $10,403,670 in the three months ended September 30, 2006. Compared to the same period in the previous year, there is an increase of $804,837 or 7.7% in the three months ended September 30, 2007. The increase in revenue during the three-month period is attributable to exchange rate movements. Revenue was A$13,195,328 in the three months ended September 30, 2007 compared to A$13,691,201 in the prior corresponding period with the increase due to significant movements in the A$:US$ exchange rate conversion from Australian Dollars to U.S. Dollars resulting in the reporting of revenue. Revenue was fairly constant in Australian dollar terms.

In addition, our unearned revenue in the three months ending September 30, 2007 increased by $110,955 to $5,212,243 compared to an increase of $539,978 to $4,427,030 in the three months ending September 30, 2006. The gross increase in unearned revenue from the three months ended September, 2006 to the quarter ended September 30, 2007 was $785,213, or an increase of 17.7%. Our unearned revenue in the three months ending September 30, 2006 increased by $539,978 to $4,427,030. The increase in revenue during the three-month period is attributable to exchange rate movements.

Revenue in AMI Australia’s PE treatments has decreased by $680,079 or 12.1% to $4,929,545 and revenue in AMI Australia’s ED treatments has increased by $1,182,203 or 28.5% to $5,328,493 in the three months ending September 30, 2007, compared to the three months ending September 30, 2006. The number of patients in AMI Australia’s PE treatments decreased by 9% and ED treatments increased by 27% compared to the three months ending September 30, 2006. We attribute the decrease in revenue in our PE treatments and the increase in revenue in our ED treatments to a partial shift in focus in our advertising with increased targeting of marketing to the ED segment of the market. Revenue in AMI Australia’s prostate treatments has increased by $209,504 or 56.1% to $583,186 in the three months ending September 30, 2007, compared to the three months ending September 30, 2006. We attribute the increase in revenue in our prostate treatments to increased awareness and advertising of those treatments. The number of patients in AMI Australia’s prostate treatments increased by 18.6% compared to the three months ending September 30, 2006.
Revenue in our Australian operations was $10,889,197 in the three months ended September 30, 2007 compared to $9,977,423 in the three months ended September 30, 2006. Compared to the same period in previous year, there is an increase of $911,774 or 9.1% in the three months ended September 30, 2007. We attribute this increase to exchange rate movements. Revenue was fairly constant in Australian dollar terms.

Revenue in our New Zealand operations was $284,658 in the three months ended September 30, 2007 compared to $426,247 in the three months ended September 30, 2006. The decrease of $141,589 or 33.2% in revenue in the three months ended September 30, 2007 is primarily attributable to the decrease in the number of patients buying treatments from us during the three months ended September 30, 2007 than in the same period in 2006.

Revenue in our Chinese operations was $7,207 in the three months ended September 30, 2007 compared to zero during the three months ended September 30, 2006. The China operation (AMI China) started to operate on September 4, 2006 and no income was generated during the three months ended September 30, 2006.

Revenue in our Japanese operations was $27,446 in the three months ended September 30, 2007 compared to zero during the three months ended September 30, 2006. The Japan operation (AMI Japan) was established on October 1, 2006 and no income was generated during the three months ended September 30, 2006.

COST OF REVENUE. Cost of revenue was $2,612,183 in the three months ended September 30, 2007 compared to $2,365,582 in the three months ended September 30, 2006. The increase in cost of revenue was attributable to an increase in the staff cost incurred by AMI Australia. As a percentage of revenue, cost of revenue was 23.3% in the three months ended September 30, 2007 compared to 22.7% in the three months ended September 30, 2006. The increase in cost of revenue percentage by 0.6% in the three months ended September 30, 2007 is primarily attributable to the growth in AMI Australia’s revenue being smaller than the growth in staff costs necessary to service the treatments resulting from that increased revenue.

GROSS PROFIT. Gross profit was $8,596,324 in the three months ended September 30, 2007 compared to $8,038,088 in the three months ended September 30, 2006. As a percentage of revenue, gross profit decreased to 76.7% in the three months ended September 30, 2007 from 77.3% in the three months ended September 30, 2006. The 1.2% decrease in the gross profit percentage in the three months ended September 30 2007 is primarily attributable to the increase in total costs being more than the increase in total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $8,417,952 in the three months ended September 30, 2007 compared to $7,285,713 in the three months ended September 30, 2006. As a percentage of revenue, selling, general and administrative expenses increased to 75.1% in the three months ended September 30, 2007 from 70.0% in the three months ended September 30, 2006. The principal reason for the increase of 5.1% in the three months ended September 30, 2007 is due to the conversion rate of calls resulting in paying customers in the Company’s call centre fell slightly during the period requiring additional advertising expenditures to be incurred to maintain the same booking levels. Other reasons for this change were increased patent amortization expenses and increased expenditure in China and Japan compared to the prior period.

Selling, general and administrative expenses in our Chinese operations were $172,073 in the three months ended September 30, 2007 compared to $266,045 in the three months ended September 30, 2006. Major expenses incurred were staff costs and advertising expenses.

Selling, general and administrative expenses in our Japanese operations were $295,888 in the three months ended September 30, 2007 compared to $138,880 in the three months ended September 30, 2006. Major expenses incurred were staff costs and advertising expenses.

OTHER INCOME AND EXPENSES. Other income and expenses were ($29,699) in the three months ended September 30, 2007 compared to $229,919 in the three months ended September 30, 2006. As a percentage of revenue, other income and expenses decreased to (0.3%) in the three months ended September 30, 2007 from 2.1% in the three months ended September 30, 2006. The decrease in the three months ended September 30, 2007 is due to the decrease in the income received by the Company from Heart Check and the interest arising from the Company’s secured long term loan.

NET INCOME (LOSS) BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income before income tax was $148,673 in the three months ended September 30, 2007 compared to $982,294 in the three months ended September 30, 2006. This decrease in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 was attributable to losses in the Company’s Japan and China operations, non-cash expenses arising from the amortization of the Company’s intellectual property, additional advertising expenditures required to maintain the same level of bookings and a significant decrease in the Company’s other income and expenses.

Income tax expenses were $210,210 in the three months ended September 30, 2007 compared to $440,603 in the three months ended September 30, 2006. As a percentage of revenue, income tax expense decreased to 1.9% in the three months ended September 30, 2007 from 4.2% in the three months ended September 30, 2006 which is attributable to the decreasing profitability of the Company.

The Company’s income (loss) before income tax during the three most recent fiscal quarters were $485,132 (December 31, 2006), ($716,814) (March 31, 2007) and ($1,301,443) (June 30, 2007). The result in this quarter is an improvement on the performance during the last two quarters with the improvement being due principally to a reduction in the Company’s losses in its China and Japan operations, though the result in the quarter ended June 30, 2007 was also affected by an impairment in the carrying value for the Company’s intellectual property.

NET INCOME (LOSS). Net income (loss) was ($61,537) in the three months ended September 30, 2007 compared to $541,691 in the three months ended September 30, 2006. This decrease the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is attributable to losses in the Company’s Japan and China operations, non-cash expenses arising from the amortization of the Company’s intellectual property, additional advertising expenditure needing to be incurred to maintain the same level of bookings and a significant decrease in the Company’s other income and expenses.

The Company’s net income (loss) during the three most recent fiscal quarters were $96,020 (December 31, 2006), ($722,651) (March 31, 2007) and ($1,235,582) (June 30, 2007). The result in this quarter is an improvement on the performance during the last two quarters with the improvement being due principally to a reduction in the Company’s losses in its China and Japan operations, though the result in the quarter ended June 30, 2007 was also affected by an impairment in the carrying value for the Company’s intellectual property.

Net income in our Australian operations was $432,042 in the three months ended September 30, 2007 compared to $981,118 in the three months ended September 30, 2006. The decrease in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is primarily attributable to patent amortization expenses as well as a significant decrease in the Company’s other income and expenses.

Net loss in our New Zealand operations was ($25,624) in the three months ended September 30, 2007 compared to $123,517 in the three months ended September 30, 2006. The decrease in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is attributable to a decline in customer numbers.

Net loss in our Chinese operations was ($164,955) in the three months ended September 30, 2007 compared to ($317,853) in the three months ended September 30, 2006 and zero in the three months ended September 30, 2005. The decrease in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 is because we have reduced the size of our investment and expenditure into our China operations.

Net loss in our Japanese operations was ($268,155) in the three months ended September 30, 2007 compared to ($138,880) in the three months ended September 30, 2006. The principal reason for the increase is because the Japanese operation was not fully operationally during the three months ended September 30, 2006.

The above discussions of results exclude those entities which have no or what management deems insignificant operations.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We may be exposed to changes in financial market conditions in the normal course of business. Market risk generally represents the risk that losses may occur as a result of movements in interest rates and equity prices. We currently do not use financial instruments in the normal course of business that are subject to changes in financial market conditions.

Currency Fluctuations and Foreign Currency Risk

The majority of our operations are conducted in Australia, except for small parts of our operations which are located in New Zealand, the United Kingdom, China and Japan. Most of our sales and purchases are conducted within Australia in Australian Dollars. Hence, the effect of fluctuations of exchange rate is considered minimal to our business operations as the vast majority of both our revenues and expenses are denominated in Australian dollars, which is the official currency of Australia.

The Company does, however, use United States dollars for financial reporting purposes. Conversion of Australian Dollars into foreign currencies is regulated by the Reserve Bank of Australia through a unified floating exchange rate system. Although the Australian government has stated its intention to support the value of the Australian Dollar, there can be no assurance that such exchange rate will not become volatile or that the Australian Dollar will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the Company’s net assets and income derived from its operations in Australia. In this respect we note that the Australian dollar has strengthened significantly against the United States dollar over the last 3 to 6 months.

Interest Rate Risk

Our long term debt is subject to a variable interest rate. The interest rate applicable to that debt has increased from 10.5% in September 2006 (when the facility commenced) to 11.25% now due to 3 increases in the official Australian government interest rate which the rate is based on. Market commentary suggests that further increases in this interest rate by 0.25% to 0.5% are likely in the short to medium term.

Credit Risk

Our receivables are consumer based with a broad spread of concentration with average receivable size less than $1,500. The Company has made significant provisions against our receivables in line with historical collection levels. Our receivables are regularly monitored by our credit manager.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of September 30, 2007, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART I - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure included in our most recent Annual Report on Form 10-KSB for the year ended June 30, 2007 that have not already been disclosed.

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

ADVANCED MEDICAL INSTITUTE INC.

Date: November 14, 2007	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman Chief Executive Officer

Date: November 14, 2007	By:	/s/ Dilip Shrestha
Dilip Shrestha Chief Financial Officer