Form 10-Q
period 2007-12-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2008-02-14
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2007

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Exact Name of Registrant as Specified in Its Charter)
NEVADA	88-0409144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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
Yes ☒No ☐

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

There were 53,507,450 shares of the Registrant’s Common Stock issued and outstanding on February 8, 2007.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2007 (Unaudited)	June 30, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash & cash equivalent	$1,901,152	$864,481
Receivables, net	14,266,474	12,158,950
Receivables due from related parties	1,501	1,453
Inventory	216,760	269,707
Other assets	972,097	1,174,445
TOTAL CURRENT ASSETS	17,357,984	14,469,036

NON-CURRENT ASSETS
Security deposits	199,846	191,702
Property and equipment, net	1,103,969	1,045,917
Intangible assets, net	28,388,890	28,217,069
TOTAL NON-CURRENT ASSETS	29,692,705	29,454,688

TOTAL ASSETS	$47,050,689	$43,923,724

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$5,340,856	$5,101,288
Accounts payable & accrued expenses	6,434,730	5,808,271
Payables due to related parties	1,925	4,932
Interest bearing liabilities - current	336,837	72,044
Income taxes payable	766,013	326,006
TOTAL CURRENT LIABILITIES	12,880,361	11,312,541

NON-CURRENT LIABILITIES
Securities deposit received	2,845	6,833
Interest bearing liabilities - non-current	2,087,695	2,424,362
Deferred tax liabilities	1,746,476	1,501,602
TOTAL NON-CURRENT LIABILITIES	3,837,016	3,932,797

TOTAL LIABILITIES	16,717,377	15,245,338

Commitments & Contingency

Minority Interests	5,289	-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
53,507,450 issued and outstanding	53,507	53,507
Additional paid in capital	24,149,420	24,149,420
Other comprehensive income	4,135,949	3,171,506
Retained earnings	1,989,147	1,303,953
TOTAL STOCKHOLDERS’ EQUITY	30,328,023	28,678,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,050,689	$43,923,724

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended		Six Month Periods Ended
	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)

NET REVENUE	$13,167,619	$9,918,553	$24,376,126	$20,322,223

COST OF REVENUE	(2,806,273)	(2,267,636)	(5,418,456)	(4,633,218)

GROSS PROFIT	10,361,346	7,650,917	18,957,670	15,689,005

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,015,693)	(7,198,713)	(17,421,304)	(14,314,698)

OPERATING INCOME	1,345,653	452,204	1,536,366	1,374,307

OTHER INCOME AND (EXPENSE)
Rental income	-	5,147	-	9,708
Bank interest	17,160	9,643	26,819	30,002
Management fee income	7,333	27,868	21,717	53,990
Other income	10,759	37,660	21,770	46,289
Interest expense	(67,749)	(62,050)	(132,502)	(64,355)
Minority interest	(21,382)	14,660	(33,723)	17,485

TOTAL OTHER (EXPENSE) INCOME	(53,879)	32,928	(95,919)	93,119

NET INCOME BEFORE INCOME TAXES	1,291,774	485,132	1,440,447	1,467,426

INCOME TAX EXPENSE	(545,043)	(389,112)	(755,253)	(829,715)

NET INCOME	746,731	96,020	685,194	637,711

Other Comprehensive item - Foreign currency translation (loss) income	(256,659)	1,485,706	969,732	1,610,125

Net Comprehensive Income	$490,072	$1,581,726	$1,654,926	$2,247,836

Earnings per common share, basic	$0.01	$0.00	$0.01	$0.01

Weighted average number of shares, basic	53,507,450	53,507,450	53,507,450	47,186,478

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Month Periods Ended
	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$21,177,683	$15,270,604
Interest Received	26,461	30,000
Payment to Suppliers & Employees	(19,545,984)	(13,991,098)
Interest Paid	(132,502)	(64,353)
Income Tax Paid	(85,676)	(227,493)

Net cash provided by operating activities	1,439,982	1,017,660

Cash Flows from Investing Activities

Acquisition of subsidiaries	-	(2,258,100)
Payment for Property, Plant & Equipment	(194,503)	(134,755)
Payment for Intangible Assets	(47,566)	(41,900)
Loans to related entities	-	(1,340,773)
Payment for security deposit	-	(258)

Net cash used in investing activities	(242,069)	(3,775,786)

Cash Flows From Financing Activities
Collection of Note Receivable	-	150,771
Proceeds from Borrowings	-	2,258,100
Repayment of Borrowings	(175,802)	(72,303)
Dividend Payment	-	(38,183)

Net cash (used in) provided by financing activities	(175,802)	2,298,385

Net increase(decrease) in cash and cash equivalents	1,022,111	(459,741)
Effect of exchange rate on cash	14,560	(37,204)
Cash and cash equivalents at beginning of period	864,481	1,103,243

Cash and cash equivalents at end of period	$1,901,152	$606,298

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Month Periods Ended
	December 31, 2007 (Unaudited)	December 31, 2006 (Unaudited)

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash & Cash Equivalents	$1,901,152	$606,298

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income	$685,194	$637,711

Non-Cash Flows in Profit from Ordinary Activities
Depreciation	866,969	534,400
Provision for doubtful accounts	1,519,741	2,303,932
Minority interest	33,723	(17,485)

Changes in Assets and Liabilities
Decrease (Increase) in inventories	61,264	(765)
Increase in receivables	(2,985,654)	(5,259,195)
Increase in unearned revenue	71,251	675,067
Increase in payables	469,382	1,405,391
Decrease (Increase) in provisions for compensated absences	100,592	-
Increase in deferred tax liabilities	193,781	378,037
(Decrease) Increase in security deposit	(1,736)	1,764
Increase in income tax payable	425,475	358,803

Cash Flows Provided by Operating Activities	$1,439,982	$1,017,660

Supplemental Cash Flow Disclosures:
Interest paid	$132,502	$64,353

Income tax paid	$85,676	$227,493

Non-Cash Investing/Financing Activities:
Stock issued in acquisition	$-	$16,125,000
Assets acquired under capital leases	$23,238	$-

The accompanying notes are an integral part of these unaudited financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

IMT applied to list its nebuliser with the Therapeutic Goods Administration (the Australian functional equivalent of the FDA) in October 2006. IMT received comment letters from the TGA during March 2007 which requires it to provide further material in order to advance its application. IMT is in the process of dealing with the matters raised by the TGA and currently anticipates it will submit a revised application later this calendar year.

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.50%). The Company has been meeting its interest payment obligations under these loans and has paid approximately A$652,000 in principal as at the date of this filing.

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

The Option granted AMI UK a right to enter into an exclusive license to use Worldwide PE’s intellectual property in the United Kingdom. AMI UK paid Worldwide PE an upfront non-refundable fee of $50,000 to secure an initial period of four months to confirm the license which period was able to be extended for a further two months by AMI UK paying Worldwide PE a non-refundable extension fee of $50,000. During this initial six month period, AMI UK had the right to enter into a License Agreement (the “License”) by paying Worldwide PE an upfront non-refundable license fee of $1 million less the upfront fees paid to Worldwide PE prior to that date. Terms of the Option and the License were disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2007. On September 4, 2007 AMI UK exercised its right to extend the option period and paid an extension fee of $50,000. Worldwide PE agreed to vary this extension period to four months rather than two months. AMI UK is currently in the process of finalizing its business plans for the UK and is continuing to discuss the license arrangements with Worldwide PE.

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

Advanced Medical Institute (NZ) Limited (“AMI NZ”) conducts the group’s business in New Zealand. AMI NZ contributed 2.4% of AMI Australia’s consolidated revenue during the half year (excluding other income).

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

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for an indefinite term, which can be terminated at any time with not less than twelve months written notice. Under the agreement, Heartcheck agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, Heartcheck has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The provision of these services and the fees generated from this agreement with Heartcheck has contributed to the Company’s net revenues during the quarter ended December 31, 2007. Heartcheck is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia.

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

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower. As of December 31, 2007 inventory consisted only of finished goods.

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

Exchange Gain (Loss)

During the three month periods ended December 31, 2007 and 2006, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of December 31, 2007, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated. Such financial statements were translated into the functional currency in Australian Dollars (AUD) and thereafter to reporting currency in U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

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

At December 31, 2007 and June 30, 2007, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount Dec 31, 2007 (Unaudited)	Net Carrying Amount June 30, 2007 (Audited)

Amortized intangibles:
Patents	$10,172,829	$(975,627)	$(718,017)	$8,479,185	$8,479,526
Intellectual Property	16,540,918	(1,283,548)	-	15,257,370	15,198,095
Computer Software	397,711	(222,649)	-	175,063	152,713

Unamortized intangibles:
Intellectual Property	4,477,272	-	-	4,477,272	4,386,735

	$32,007,044	$(2,481,824)	$(727,600)	$28,388,890	$28,217,069

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

Amortization expense from continuing operation for the six month periods ended December 31, 2007 and 2006 was $771,315 and $469,416 respectively. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending December 31,	Annual Amount

2008	$1,543,000
2009	$1,543,000
2010	$1,543,000
2011	$1,543,000
2012	$1,543,000

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition -date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51". The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

2.	OTHER ASSETS

Following is the summary of other assets as of December 31, 2007 and June 30, 2007.

	December 31 (Unaudited)	June 30 (Audited)
Bank guarantees	$78,835	$84,917
Advances and prepayments	58,022	57,397
Other receivables	61,369	106,100
Other debtors	774,184	926,031
Total	$972,097	$1,174,445

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of December 31, 2007 and June 30, 2007:

	December 31, 2007 (Unaudited)	June 30, 2007 (Audited)

Leasehold improvements	$579,010	$541,746
Less: Accumulated depreciation	92,084	74,746
	486,926	467,000

Motor Vehicles	51,988	50,334
Less: Accumulated Depreciation	29,892	26,708
	22,096	23,626

Office Furniture & Equipment	525,777	474,426
Less: Accumulated Depreciation	125,388	99,363
	400,389	375,063

Computer Hardware	398,592	357,854
Less: Accumulated Depreciation	257,166	220,420
	141,426	137,434

Low Value Pooled Fixed Assets	165,934	142,171
Less: Accumulated Depreciation	112,802	99,377
	53,132	42,794

Total Property, Plant and Equipment	$1,103,969	$1,045,917

4.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of December 31, 2007 and June 30, 2007:

	December 31, 2007 (Unaudited)	June 30, 2007 (Audited)
Current, as of the period ended
Capitalized lease liability	$66,577	$72,044
Secured loan	270,260	-
	$336,837	$72,044

Non-current, due as of the period ended
Capitalized lease liability	$9,819	$25,220
Secured loan	2,077,876	2,399,412

Total non-current	$2,087,695	$2,424,362

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 6.2% to 13.85%. Interest expense on the interest bearing liabilities amounted to $132,502 and $64,355 for the six month periods ended December 31, 2007 and 2006, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings. The non-current portion of the loan is to be paid off by September 2009.

5.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2007 and June 30, 2007 are summarized as follows:

	December 31 (Unaudited)	June 30 (Audited)

Accounts payable	$2,321,365	$1,714,756
Accrued salaries	190,670	443,806
Accrued professional fees	-	30,557
Other current liabilities	542,118	102,000
Provision for DDR medication cost	918,782	887,845
Provision for DDR sales commission	918,782	828,428
Provision for DDR collection fee	918,782	828,428
Provision for patient refund	131,505	84,880
Accrued legal case settlement	13,151	250,396
Accrued DDR collection fee	-	211,709
Accrued payroll tax	-	59,416
Accrued compensated absences	479,575	366,050
Total	$6,434,730	$5,808,271

6.	LEGAL PROCEEDINGS

As of December 31, 2007, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claimed that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. On August 15, 2006 the court ruled in favor of the ACCC that the advertisements were misleading and deceptive but declined to order corrective advertising or any pecuniary penalty other than an order that AMI Australia pay the ACCC’s costs on a party-party basis. The Company agreed to pay $94,300 in full settlement of these costs and full payment has been made with no further liability outstanding in relation to this matter.

On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro’s claims result from an injection therapy that Mr. Licastro claims caused physical injuries. AMI Australia and Mr. Licastro agreed to settle the claim on confidential terms on September 21, 2007 with all payments made in full settlement of the claim fully paid as at December 31, 2007.

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

On December 13, 2007, AMI Australia commenced proceedings in the Federal Court of Australia Sydney Registry against Bade Medical Institute Pty Limited, Mr. David Wade, Mr. Buddy Beani and others (collectively “Bade”) alleging Bade had infringing AMI Australia’s trademarks and other intellectual property rights. On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI. The orders obtained by AMI Australia require Bade to file their evidence of transfer by February 28, 2008 and AMI Australia has issued notices to produce to Bade in relation to the proceedings. Bade appear to have ceased operation since the orders were obtained. AMI Australia believes that it will be successful in its action against Bade.

7.	LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

December 31 (Unaudited)

Due during the period ended,

2008	$768,679
2009	436,373
2010	161,625
2011	87,732
2012	8,767

$1,463,176

Rent paid for the six month periods ended December 31, 2007 and 2006 was $911,443 and $831,375, respectively.

8.	CONCENTRATION

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loan accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.50%).

10.	RELATED PARTY TRANSACTIONS

	December 31, 2007 (Unaudited)	June 30, 2007 (Audited)

Related party transactions comprised of the following:

Forhad (Tony) Khan
Relationship: Director of the parent entity
Payable to this related party	$-	$2,947

Jack Vaisman (an AU citizen)
Relationship: Director of the Company
Director salary from AMI Australia	$174,900	$-

James Matthews (an AU citizen)
Relationship: Director of the subsidiary (Whygo)
Payable to this related party	$1,925	$1,985

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$1,501	$1,453

Total receivables due from related parties included in the Company’s statement of financial position was $1,501 and $1,453 as of December 31, 2007 and June 30, 2007 respectively.

Total accounts payable to related parties included in the Company’s statement of financial position was $1,925 and $4,932 as of December 31, 2007 and June 30, 2007 respectively.

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

Total Federal and State income tax expense for the six months period ended December 31, 2007 and 2006 amounted to $755,253 and $829,715 respectively. For the three month periods ended December 31, 2007, 2006 and 2005 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

The following is a reconciliation of income tax expense for the six mont periods ended December 31, 2007 and 2006:

December 31, 2007	U.S.	State	International	Total
Current	$0	$0	$432,134	$432,134
Deferred	$0	$0	$323,119	$323,119
Total	$0	$0	$755,253	$755,253

December 31, 2006	U.S.	State	International	Total
Current	$0	$0	$829,715	$829,715
Deferred	$0	$0	$0	$0
Total	$0	$0	$829,715	$829,715

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	December 31, 2007	June 30, 2007

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	(-1%)	(-1%)

Effective tax rate	33%	33%

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2007 and June 30, 2007 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2006	$(204,483)
Change for year ended June 30, 2007	3,375,989
Balance at June 30, 2007	$3,171,506
Change for six months ended December 31, 2007	964,443
Balance at December 31, 2007	$4,135,949

14.	RECLASSIFICATION

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of AUD3 million (approximately $2.46 million) with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.50%). As at December 31, 2007 the principal of the loan had been reduced to AUD2.678 million (approximately $2.35 million) as a result of prepayments made by the Company and as at February 11, 2008 the principal of the loan had been reduced to AUD2.348 million (approximately $2.06 million) as a result of prepayments made by the Company.

The Company has been actively exploring international expansion and established subsidiaries in China and Japan since 2006.

The Chinese subsidiary, named Ai Te Wei (Beijing) Medicine Consulting Company (“AMI China”), is an indirect, wholly owned subsidiary of the Company and has formed an alliance with two Beijing hospitals for the purpose of establishing operations and conducting clinical trials for regulatory purposes. AMI China has obtained regulatory approval to its proposed advertisements and commenced operations on September 4, 2006. AMI China rents premises from these hospitals and has agreed to give persons associated with these hospitals a 20% share of profits from AMI China’s operations.

The Japanese subsidiary, named AMI Japan Kabushiki Gaisya (“AMI Japan”), is an indirect, 75% owned subsidiary of the Company. AMI Japan is also partly owned by a Japanese individual who has expertise in Japanese marketing and two financial investors. The Japanese subsidiary commenced operations on October 1, 2006. The Japanese investor received his shareholding in AMI Japan in consideration for assisting with the establishment of AMI Japan and in consideration for assisting with the marketing and management of AMI Japan.

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

On May 2, 2007, Worldwide PE entered into an Option Agreement (the “Option”) with AMI Group Limited, a privately owned company registered in the United Kingdom (“AMI UK”). The Option granted AMI UK a right to enter into an exclusive license to use Worldwide PE’s intellectual property in the United Kingdom. AMI UK paid Worldwide PE an upfront non-refundable fee of $50,000 to secure an initial period of four months to confirm the license which period was able to be extended for a further two months by AMI UK paying Worldwide PE a non-refundable extension fee of $50,000. During this initial six month period, AMI UK had the right to enter into a License Agreement (the “License”) by paying Worldwide PE an upfront non-refundable license fee of $1 million less the upfront fees paid to Worldwide PE prior to that date. Terms of the Option and the License have been disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2007.

On September 4, 2007 AMI UK exercised its right to extend the option period and paid an extension fee of $50,000. Worldwide PE agreed to vary this extension period to four months rather than two months. AMI UK is currently in the process of finalizing its business plans for the UK and is continuing to discuss the license arrangements with Worldwide PE.

General Business Plan

AMI Australia is a company incorporated and domiciled in Australia. AMI Australia was established in February 2001 when it entered into an agreement with Health Services for Men and Australian Momentum Health to acquire two chains of medical clinics and sales offices which provided services relating to the medical treatment of sexual dysfunction. The principal activity of AMI Australia continues to be the sale of services relating to the medical treatment of sexual dysfunction in Australia, New Zealand and Asia, however, AMI Australia also provides prostate treatments to patients. For the second quarter ended December 31, 2007, AMI Australia’s revenues were approximately $13.2 million. For the first quarter ended December 31, 2007, AMI Australia’s revenues were approximately $11.2 million.

AMI Australia operates a centralized call center and twenty clinics and sales offices throughout Australia and New Zealand. AMI Australia operates two clinics in Beijing, China and one medical center in Tokyo, Japan as well as having an informal alliance with three other medical centers in Osaka, Nagoya and Okinawa.

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

IMT intends to commence a voluntary pharmacokinetic clinical trial in Australia of a liquid form of a well known medication for the treatment of erectile dysfunction which is capable of being delivered through the nebulizer device in order to evidence the effectiveness of the nebulizer in delivering medications during this calendar year. This study is designed to test the efficacy of using its patent protected ultrasonic nebulizer device to deliver drugs used in the treatment of sexual dysfunction. In April, 2006 IMT received approval from the Queensland Institute of Medical Research Human Research Ethics Committee to conduct this clinical trial. The trial is in the process of being undertaken at the direction of and under analysis by Q-Pharm, the commercial arm of a leading Australian university, with results expected this quarter. IMT estimates the cost of this clinical trial to be approximately $180,000.

IMT has been spending a part of its capital on research and development activities with financial support from AMI Australia (approximately USD182,000 during fiscal 2007). IMT has compiled a team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights of the technology for sexual dysfunction treatments and is entitled to use any innovations, including those that are in a non-sexual dysfunction field, developed by it as a result of its research and development in connection with its nebulizer device. As at December 31, 2007, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of AUD3 million (approximately USD2.46 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share. The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of AUD3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.50%). As at June 30, 2007, the loan had been reduced to AUD2.825 million (approximately USD2.4 million) as a result of prepayments made by the Company and as at February 11, 2008 the principal of the loan had been reduced to AUD2.348 million (approximately USD2.06 million) as a result of prepayments made by the Company.

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for an indefinite term, which can be terminated at any time with not less than twelve months written notice. The Heartcheck Group includes Australian Heart Check Clinic, Heart Check Australia, Heart Check Medical Clinic Pty Ltd and Sydney Heart Medical Centre Pty Ltd (collectively defined as the “Heart Check Group”) Under the agreement, the Heartcheck Group agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, the Heartcheck Group has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The Heartcheck Group is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia.

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

Staff

As of December 31, 2007, the Company and its operating subsidiaries had a total staff of approximately 282 people, of which 197 are full-time and 85 are part-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. The Company’s staff includes 24 independent consultants and 55 licensed medical personnel. None of the Company’s employees are members of a union or labor organization.

None of AMI Australia’s subsidiaries have any employees except Whygo which has three full-time employees and 1 part-time employee, AMI NZ which has one part time employee, AMI China which has 12 full-time employees and AMI Japan which has four full-time employees.

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

Currency Conversion

As of December 31, 2007 and 2006, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.87670) as of December 31, 2007, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Three Months ended December 31,	Three Months ended December 31,	Six Months ended December 31,	Six Months ended December 31,
	2007	2006	2007	2006
Revenue	100%	100%	100%	100%
Cost of revenue	21.3%	22.9%	22.2%	22.8%
Gross profit	78.7%	77.1%	77.8%	77.2%
Selling, general and administrative expenses	68.5%	72.6%	71.5%	70.4%
Other income and expenses	(0.4%)	0.4%	(0.4%)	0.4%
Income before income tax	9.8%	4.9%	5.9%	7.2%
Income tax expenses	4.1%	3.9%	3.1%	4.1%
Net income	5.7%	1.0%	2.8%	3.1%

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had total liabilities of $16,717,377 including unearned revenue of $5,340,856 and we had a positive net worth of $30,333,312. Our total liabilities as at December 31, 2007 included approximately $2.1 million in non-current debt and $1.7 million in deferred tax liabilities, leaving a balance of approximately $7.5 million of current liabilities (other than deferred revenue). These current liabilities are typically due within 30 to 90 days. As of June 30, 2007, we had total liabilities of $15,245,338 including unearned revenue of $5,101,288 and we had a positive net worth of $28,678,386. As at our fiscal year ended June 30, 2006, we had total liabilities of $9,561,389 including unearned revenue of $3,887,052 and we had a positive net worth of $10,497,919. As of December 31, 2006, we had total liabilities of $14,285,285 including unearned revenue of $4,899,974 and we had a positive net worth of $28,870,755.

Our aggregate cash balances as at December 31, 2007 were $1,901,152, our inventory was $216,760 and our net receivables were approximately $14.3 million. These receivables are due on average within 90-180 days. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. Management has expanded our business into China and Japan and is considering further international expansion through either establishing new sales clinic operations or by licensing the intellectual property for use in territories in which we do not have clinics such as our recent entry into an Option Agreement with AMI UK to license our intellectual property for the United Kingdom. Income of $21,717 that was generated from the Heartcheck Group is also expected to be reinvested into the Company to contribute to our ongoing working capital needs.

The Company borrowed AUD3 million from ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.50%). As at December 31, 2007 the principal of the loan had been reduced to AUD2.678 million (approximately $2.35 million) as a result of prepayments made by the Company and as at February 11, 2008 the principal of the loan had been reduced to AUD2.348 million (approximately $2.06 million) as a result of prepayments made by the Company. This loan is currently due to be repaid in September 2009.

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

SIX MONTHS ENDED DECEMBER 31, 2007 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2006

REVENUE. Revenue was $24,376,126 in the six months ended December 31, 2007 compared to $20,322,223 in the six months ended December 31, 2006. Compared to the same period in the previous year, there is an increase of $4,053,903 or 19.9% in the six months ended December 31, 2007. We attribute this increase to primarily the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

In addition, our unearned revenue in the six months ending December 31, 2007 increased by $239,568 to $5,340,856 compared to an increase of $1,012,922 to $4,899,974 in the six months ending December 31, 2006. The gross increase in unearned revenue from the six months ended December 31, 2006 to the six months ended December 31, 2007 was $440,882, or an increase of 9.0%. The increase in unearned revenue in the six-month period ended December 31, 2007 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2006. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatments has increased by $315,352 or 2.9% to $11,379,997 and revenue in AMI Australia’s ED treatments has increased by $2,994,231 or 37.3% to $11,024,027 in the six months ending December 31, 2007, compared to the six months ending December 31, 2006. The number of patients in AMI Australia’s PE treatments and ED treatments are stable compared to the six months ending December 31, 2006. We attribute the increase in revenue in our PE treatments and ED treatments to the increase in sales per person. Revenue in AMI Australia’s prostate treatments has increased by $490,528 or 69.8% to $1,193,716 in the six months ending December 31, 2007, compared to the six months ending December 31, 2006. We attribute the increase in revenue in our prostate treatments to increased awareness and advertising of those treatments. The number of patients in AMI Australia’s prostate treatments increased by 14.0% compared to the six months ending December 31, 2006.

Revenue in our Australian operations was $23,722,916 in the six months ended December 31, 2007 compared to $19,545,093 in the six months ended December 31, 2006. Compared to the same period in the previous year, there is an increase of $4,177,823 or 21.4% in the six months ended December 31, 2007. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products. It is also attributable to significant movements in the A$:US$ exchange rate conversion from Australian Dollars to U.S. Dollars resulting in the reporting of revenue.

Revenue in our New Zealand operations was $573,372 in the six months ended December 31, 2007 compared to $749,912 in the six months ended December 31, 2006. The decrease of $176,540 or 23.5% in revenue in the six months ended December 31, 2007 is primarily attributable to the decrease in the number of patients buying treatments from us during the six months ended December 31, 2007 than in the same period in 2006.

Revenue in our Chinese operations was $22,589 in the six months ended December 31, 2007 compared to 9,304 during the six months ended December 31, 2006. The increase of $13,285 or 142.8% in revenue in the six months ended December 31, 2007 is primarily attributable to the increase in the number of patients buying treatments from us during the six months ended December 31, 2007 than in the same period in 2006.

Revenue in our Japanese operations was $57,249 in the six months ended December 31, 2007 compared to $17,914 during the six months ended December 31, 2006. The Japan operation (AMI Japan) was established on October 1, 2006 so less income was generated during the six months ended December 31, 2006.

COST OF REVENUE. Cost of revenue was $5,418,456 in the six months ended December 31, 2007 compared to $4,633,218 in the six months ended December 31, 2006. The increase in cost of revenue was attributable to an increase in the staff cost incurred by AMI Australia. As a percentage of revenue, cost of revenue was 22.2% in the six months ended December 31, 2007 compared to 22.8% in the six months ended December 31, 2006. The decrease in cost of revenue percentage by 0.6% in the six months ended December 31, 2007 is primarily attributable to the growth in AMI Australia’s revenue being larger than the growth in staff costs necessary to service the treatments resulting from that increased revenue.

GROSS PROFIT. Gross profit was $18,957,670 in the six months ended December 31, 2007 compared to $15,689,005 in the six months ended December 31, 2006. As a percentage of revenue, gross profit increased to 77.8% in the six months ended December 31, 2007 from 77.2% in the six months ended December 31, 2006. The 0.6% increase in the gross profit percentage in the six months ended December 31 2007 is primarily attributable to the increase in total costs of revenue being less than the increase in total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $17,421,304 in the six months ended December 31, 2007 compared to $14,314,698 in the six months ended December 31, 2006. As a percentage of revenue, selling, general and administrative expenses increased to 71.5% in the six months ended December 31, 2007 from 70.4% in the six months ended December 31, 2006. The principal reason for the increase of 1.1% in the six months ended December 31, 2007 is attributable to the increase in total expenses being more than the increase in total revenue resulting from an higher number of sales during the period.

Selling, general and administrative expenses in our Chinese operations were $394,625 in the six months ended December 31, 2007 compared to $620,822 in the six months ended December 31, 2006. Major expenses incurred were staff costs and advertising expenses. Selling, general and administrative expenses decreased during this period as we decreased the size and scope of our operation in this period.

Selling, general and administrative expenses in our Japanese operations were $444,113 in the six months ended December 31, 2007 compared to $661,907 in the six months ended December 31, 2006. Major expenses incurred were staff costs and advertising expenses. Selling, general and administrative expenses decreased during this period as we decreased the size and scope of our operation in this period.

OTHER INCOME AND EXPENSES. Other income and expenses were ($95,919) in the six months ended December 31, 2007 compared to $93,119 in the six months ended December 31, 2006. As a percentage of revenue, other income and expenses decreased to (0.4%) in the six months ended December 31, 2007 from 0.4% in the six months ended December 31, 2006. The decrease in the six months ended December 31, 2007 is due to the decrease in the income received by the Company from the Heart Check Group and the increase in interest paid resulting from the Company’s secured long term loan.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income before income tax was $1,440,447 in the six months ended December 31, 2007 compared to $1,467,426 in the six months ended December 31, 2006. This decrease is immaterial.

Income tax expenses were $755,253 in the six months ended December 31, 2007 compared to $829,715 in the six months ended December 31, 2006. As a percentage of revenue, income tax expense decreased to 3.1% in the six months ended December 31, 2007 from 4.1% in the six months ended December 31, 2006 which is attributable to the Company reducing its expenditures internationally. Such expenditures are unable to be offset against Australian income for tax purposes.

NET INCOME. Net income was $685,194 in the six months ended December 31, 2007 compared to $637,711 in the six months ended December 31, 2006. This increase the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is attributable to the reduction in the Company’s losses in its China and Japan operations.

Net income in our Australian operations was $1,770,349 in the six months ended December 31, 2007 compared to $2,105,362 in the six months ended December 31, 2006. The decrease in the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is primarily attributable to the increase in patent amortization expenses during the six months ended December 31, 2007.

Net loss in our New Zealand operations was ($222,587) in the six months ended December 31, 2007 compared to $190,587 in the six months ended December 31, 2006. The decrease in the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is attributable to a decline in customer numbers.

Net loss in our Chinese operations was ($372,791) in the six months ended December 31, 2007 compared to ($611,516) in the six months ended December 31, 2006. The decrease in the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is because we have reduced the size of our investment and expenditure into our China operations.

Net loss in our Japanese operations was ($386,571) in the six months ended December 31, 2007 compared to ($848,786) in the six months ended December 31, 2006. The decrease in the six months ended December 31, 2007 compared to the six months ended December 31, 2006 is because we have reduced the size of our investment and expenditure into our Japanese operations.

The above discussions of results exclude those entities which have no or what management deems insignificant operations.

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

REVENUE. Revenue was $13,167,619 in the three months ended December 31, 2007 compared to $9,918,553 in the three months ended December 31, 2006. Compared to the same period in the previous year, there is an increase of $3,249,066 or 32.8% in the three months ended December 31, 2007. We attribute this increase to primarily the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

In addition, our unearned revenue in the three months ending December 31, 2007 increased by $128,613 to $5,340,856 compared to an increase of $472,944 to $4,899,974 in the three months ending December 31, 2006. The gross increase in unearned revenue from the three months ended December 31, 2006 to the quarter ended December 31, 2007 was $440,882, or an increase of 9.0%. The increase in unearned revenue in the three-month period ended December 31, 2007 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2006. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatments has increased by $396,872 or 7.5% to $5,694,511 and revenue in AMI Australia’s ED treatments has increased by $2,410,587 or 59.7% to $6,451,475 in the three months ending December 31, 2007, compared to the three months ending December 31, 2006. The number of patients in AMI Australia’s PE treatments and ED treatments are stable compared to the three months ending December 31, 2006. We attribute the increase in revenue in our PE treatments and ED treatments to the increase in sales per person. Revenue in AMI Australia’s prostate treatments has increased by $314,366 or 106.1% to $610,530 in the three months ending December 31, 2007, compared to the three months ending December 31, 2006. We attribute the increase in revenue in our prostate treatments to increased awareness and advertising of those treatments. The number of patients in AMI Australia’s prostate treatments increased by 9.1% compared to the three months ending December 31, 2006.

Revenue in our Australian operations was $12,833,719 in the three months ended December 31, 2007 compared to $9,567,670 in the three months ended December 31, 2006. Compared to the same period in the previous year, there is an increase of $3,266,049 or 34.1% in the three months ended December 31, 2007. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products. It is also attributable to significant movements in the A$:US$ exchange rate conversion from Australian Dollars to U.S. Dollars resulting in the reporting of revenue.

Revenue in our New Zealand operations was $288,714 in the three months ended December 31, 2007 compared to $323,665 in the three months ended December 31, 2006. The decrease of $34,951 or 10.8% in revenue in the three months ended December 31, 2007 is primarily attributable to the decrease in the number of patients buying treatments from us during the three months ended December 31, 2007 than in the same period in 2006.

Revenue in our Chinese operations was $15,382 in the three months ended December 31, 2007 compared to $9,304 during the three months ended December 31, 2006. The increase of $6,078 or 65.3% in revenue in the three months ended December 31, 2007 is primarily attributable to the increase in the number of patients buying treatments from us during the three months ended December 31, 2007 than in the same period in 2006.

Revenue in our Japanese operations was $29,803 in the three months ended December 31, 2007 compared to $17,914 during the three months ended December 31, 2006. The Japan operation (AMI Japan) was established on October 1, 2006 so less income was generated during the three months ended December 31, 2006.

COST OF REVENUE. Cost of revenue was $2,806,273 in the three months ended December 31, 2007 compared to $2,267,636 in the three months ended December 31, 2006. The increase in cost of revenue was attributable to an increase in the staff cost incurred by AMI Australia. As a percentage of revenue, cost of revenue was 21.3% in the three months ended December 31, 2007 compared to 22.9% in the three months ended December 31, 2006. The decrease in cost of revenue percentage by 1.6% in the three months ended December 31, 2007 is primarily attributable to the growth in AMI Australia’s revenue being larger than the growth in staff costs necessary to service the treatments resulting from that increased revenue.

GROSS PROFIT. Gross profit was $10,361,346 in the three months ended December 31, 2007 compared to $7,650,917 in the three months ended December 31, 2006. As a percentage of revenue, gross profit increased to 78.7% in the three months ended December 31, 2007 from 77.1% in the three months ended December 31, 2006. The 1.6% increase in the gross profit percentage in the three months ended December 31 2007 is primarily attributable to the increase in total costs of revenue being less than the increase in total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9,015,693 in the three months ended December 31, 2007 compared to $7,198,713 in the three months ended December 31, 2006. As a percentage of revenue, selling, general and administrative expenses decreased to 68.5% in the three months ended December 31, 2007 from 72.6% in the three months ended December 31, 2006. The principal reason for the decrease of 4.1% in the three months ended December 31, 2007 is attributable to the increase in total expenses being less than the increase in total revenue resulting from the higher number of sales made during the period.

Selling, general and administrative expenses in our Chinese operations were $222,552 in the three months ended December 31, 2007 compared to $302,971 in the three months ended December 31, 2006. Major expenses incurred were staff costs and advertising expenses.

Selling, general and administrative expenses in our Japanese operations were $148,225 in the three months ended December 31, 2007 compared to $523,027 in the three months ended December 31, 2006. Major expenses incurred were staff costs and advertising expenses.

OTHER INCOME AND EXPENSES. Other income and expenses were ($53,879) in the three months ended December 31, 2007 compared to $32,928 in the three months ended December 31, 2006. As a percentage of revenue, other income and expenses decreased to (0.4%) in the three months ended December 31, 2007 from 0.4% in the three months ended December 31, 2006. The decrease in the three months ended December 31, 2007 is due to the decrease in the income received by the Company from the Heart Check Group and the interest paid resulting from the Company’s secured long term loan.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income before income tax was $1,291,774 in the three months ended December 31, 2007 compared to $485,132 in the three months ended December 31, 2006. This increase was primarily attributable to the increase in revenue and decrease in percentage of costs and expenses during the three months ended December 31, 2007. The increase is also attributable to an increase in our product recognition and recognition of the “AMI” name in Australia.

Income tax expenses were $545,043 in the three months ended December 31, 2007 compared to $389,112 in the three months ended December 31, 2006. As a percentage of revenue, income tax expense increased to 4.1% in the three months ended December 31, 2007 from 3.9% in the three months ended December 31, 2006 which is attributable to the increasing profitability of the Company.

The Company’s income (loss) before income tax during the three most recent fiscal quarters were ($716,814) (March 31, 2007), ($1,301,443) (June 30, 2007) and $148,673 (September 30, 2007). The result in this quarter is a substantial improvement on the performance during the last three quarters with the improvement being due principally to the increase in revenue in Australia and the reduction in the Company’s losses in its China and Japan operations, though the result in the quarter ended June 30, 2007 was also affected by an impairment in the carrying value for the Company’s intellectual property.

NET INCOME. Net income was $746,731 in the three months ended December 31, 2007 compared to $96,020 in the three months ended December 31, 2006. This increase in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is attributable to the increase in revenue in Australia and the reduction in the Company’s losses in its China and Japan operations.

The Company’s net income (loss) during the three most recent fiscal quarters were ($722,651) (March 31, 2007), ($1,235,582) (June 30, 2007) and ($61,537) (September 30, 2007). The result in this quarter is a significant improvement on the performance during the last three quarters with the improvement being due principally to the increase in revenue in Australia and a reduction in the Company’s losses in its China and Japan operations, though the result in the quarter ended June 30, 2007 was also affected by an impairment in the carrying value for the Company’s intellectual property.

Net income in our Australian operations was $1,338,307 in the three months ended December 31, 2007 compared to $1,124,244 in the three months ended December 31, 2006. The increase in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is primarily attributable to attributable to the increase in revenue and decrease in percentage of costs and expenses during the three months ended December 31, 2007.

Net loss in our New Zealand operations was ($196,963) in the three months ended December 31, 2007 compared to $67,070 in the three months ended December 31, 2006. The decrease in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is attributable to a decline in customer numbers.

Net loss in our Chinese operations was ($207,836) in the three months ended December 31, 2007 compared to ($293,663) in the three months ended December 31, 2006. The decrease in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is because we have reduced the size of our investment and expenditure into our China operations.

Net loss in our Japanese operations was ($118,416) in the three months ended December 31, 2007 compared to ($709,906) in the three months ended December 31, 2006. The decrease in the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is because we have reduced the size of our investment and expenditure into our Japanese operations.

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

Interest Rate Risk

Our long term debt is subject to a variable interest rate. The interest rate applicable to that debt has increased from 10.5% in September 2006 (when the facility commenced) to 11.50% now due to 3 increases in the official Australian government interest rate which the rate is based on. Market commentary suggests that further increases in this interest rate by 0.25% to 0.5% are likely in the short to medium term.

Credit Risk

Our receivables are consumer based with a broad spread of concentration with average receivable size less than $1,500. The Company has made significant provisions against our receivables in line with historical collection levels. Our receivables are regularly monitored by our credit manager.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of December 31, 2007, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of December 31, 2007, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

On July 19, 2004, the Australian Competition and Consumer Commission (collectively, the “ACCC”) filed a suit against AMI Australia in the Federal Court of Australia Sydney Registry. The ACCC claimed that a series of advertisements made by AMI Australia involving a celebrity that confessed impotence were misleading and deceptive. On August 15, 2006 the court ruled in favor of the ACCC that the advertisements were misleading and deceptive but declined to order corrective advertising or any pecuniary penalty other than an order that AMI Australia pay the ACCC’s costs on a party-party basis. The Company has agreed to pay $94,300 in full settlement of these costs and fullpartial payment has been made with no further liability outstanding in relation to this matter with the balance has been paid in January 2008.

On September 27, 2004, Rocco Licastro, a former patient, filed a suit against AMI Australia in the District Court of NSW, Sydney Registry. Mr. Licastro’s claims result from an injection therapy that Mr. Licastro claims caused physical injuries. AMI Australia and Mr. Licastro agreed to settle the claim on confidential terms on September 21, 2007 with all payments made in full settlement of the claim fully accrued as at December 31, 2007.

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

On December 13, 2007, AMI Australia commenced proceedings in the Federal Court of Australia Sydney Registry against Bade Medical Institute Pty Limited, Mr. David Wade, Mr. Buddy Beani and others (collectively “Bade”) alleging Bade had infringing AMI Australia’s trademarks and other intellectual property rights. On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI. The orders obtained by AMI Australia require Bade to file their evidence of transfer by February 28, 2008 and AMI Australia has issued notices to produce to Bade in relation to the proceedings. Bade appear to have ceased operation since the orders were obtained. AMI Australia believes that it will be successful in its action against Bade.

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

ADVANCED MEDICAL INSTITUTE INC.

Date: February 14, 2008	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: February 14, 2008	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer