Form 10-Q
period 2008-03-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2008-05-15
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0409144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

There were 53,507,450 shares of the Registrant’s Common Stock issued and outstanding on May 12, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	June 30, 2007 (Audited)
ASSETS
CURRENT ASSETS
Cash & cash equivalent	$2,761,663	$737,383
Receivables, net	15,721,087	11,961,840
Receivables due from related parties	1,766	1,453
Inventory	202,176	269,707
Asset held for disposition	39,465	15,268
Other assets	1,216,704	1,163,870
TOTAL CURRENT ASSETS	19,942,861	14,149,521

NON-CURRENT ASSETS
Security deposits	123,171	119,603
Property and equipment, net	1,079,604	930,795
Assets held for disposition	296,553	256,860
Intangible assets, net	29,308,108	28,205,177
TOTAL NON-CURRENT ASSETS	30,807,436	29,512,435

TOTAL ASSETS	$50,750,297	$43,661,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$6,031,782	$5,101,288
Accounts payable & accrued expenses	7,171,841	5,591,560
Payables due to related parties	-	2,947
Interest bearing liabilities - current	341,749	72,044
Income taxes payable	1,093,702	286,185
TOTAL CURRENT LIABILITIES	14,639,074	11,054,024

NON-CURRENT LIABILITIES
Securities deposit received	2,641	6,833
Interest bearing liabilities - non-current	1,860,496	2,424,362
Deferred tax liabilities	1,974,783	1,501,602
TOTAL NON-CURRENT LIABILITIES	3,837,920	3,932,797

TOTAL LIABILITIES	18,476,994	14,986,821

Commitments & Contingency

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
53,507,450 issued and outstanding	53,507	53,507
Additional paid in capital	24,149,420	24,149,420
Other comprehensive income	5,527,051	3,168,255
Retained earnings	2,543,325	1,303,953
TOTAL STOCKHOLDERS’ EQUITY	32,273,303	28,675,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,750,297	$43,661,956

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Month Periods Ended		Nine Month Periods Ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)

NET REVENUE	$13,408,468	$9,002,590	$36,948,958	$28,809,524

COST OF REVENUE	(2,786,301)	(2,297,734)	(8,204,757)	(6,930,952)

GROSS PROFIT	10,622,167	6,704,856	28,744,201	21,878,572

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,483,354)	(6,446,260)	(25,735,251)	(19,354,923)

OPERATING INCOME	1,138,813	258,596	3,008,950	2,523,649

OTHER INCOME AND (EXPENSE)
Rental income	-	4,735	-	14,443
Bank interest	26,052	9,028	52,267	37,440
License fee income	-	19,275	-	19,275
Management fee income	5,763	44,549	27,480	90,838
Other income	408	1,912	7,689	50,418
Interest expense	(66,872)	(67,867)	(198,926)	(132,139)

TOTAL OTHER INCOME (EXPENSE)	(34,649)	11,632	(111,490)	80,275

INCOME FROM CONTINUED OPERATIONS	1,104,164	270,228	2,897,460	2,603,924

DISCONTINUED OPERATIONS
Loss from discontinued operations	(53,436)	(987,041)	(406,284)	(1,853,312)

INCOME (LOSS) BEFORE INCOME TAXES	1,050,728	(716,813)	2,491,176	750,612

INCOME TAX EXPENSE	(496,551)	(5,838)	(1,251,804)	(835,552)

NET INCOME (LOSS)	554,177	(722,651)	1,239,372	(84,940)

Other Comprehensive item - Foreign currency translation income	1,357,078	840,152	2,358,796	2,450,277

Net Comprehensive Income	$1,911,255	$117,501	$3,598,168	$2,365,337

Earnings (Loss) per common share, basic	$0.01	($0.01)	$0.02	($0.00)

Weighted average number of shares, basic	53,507,450	53,507,450	53,507,450	47,186,478

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Month Periods Ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$31,607,148	$23,416,297
Interest Received	50,569	37,439
Payment to Suppliers & Employees	(27,758,083)	(21,095,337)
Interest Paid	(198,926)	(132,137)
Income Tax Paid	(86,851)	(229,685)
Net cash provided by operating activities of continued operations	3,613,857	1,996,577
Net cash used in discontinued operations	(448,801)	(2,167,503)
Net cash provided by (used in) operating activities	3,165,056	(170,926)

Cash Flows from Investing Activities

Acquisition of subsidiaries	-	(2,258,100)
Payment for Property, Plant & Equipment	(170,526)	(245,918)
Payment for Intangible Assets	(73,181)	(67,097)

Net cash used in investing activities	(243,707)	(2,571,115)

Cash Flows From Financing Activities
Collection of Note Receivable	-	150,771
Proceeds from Borrowings	-	2,258,100
Repayment of Borrowings	(500,635)	(156,137)

Net cash (used in) provided by financing activities	(500,635)	2,252,734

Net increase(decrease) in cash and cash equivalents	2,420,714	(489,307)
Effect of exchange rate on cash	(523,532)	(66,058)
Cash and cash equivalents at beginning of period	864,481	1,103,243

Cash and cash equivalents at end of period	$2,761,663	$547,878

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Month Periods Ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash & Cash Equivalents	$2,761,663	$547,878

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income	$1,239,372	$(84,940)

Non-Cash Flows in Profit from Ordinary Activities
Depreciation	1,317,256	940,117
Provision for doubtful accounts	3,162,216	3,309,946

Changes in Assets and Liabilities
Decrease (Increase) in inventories	85,854	(7,456)
Increase in receivables	(5,808,092)	(5,739,597)
Increase in security deposit paid	-	(7,890)
Increase in unearned revenue	495,032	535,852
Increase in payables	1,455,696	485,001
Decrease in provisions for compensated absences	148,771	48,674
Increase in deferred tax liabilities	336,975	424,901
Increase in security deposit	1,350	1,924
Increase in income tax payable	752,658	275,742

Net cash provided by operating activities of continued operations	3,187,088	182,284
Net cash used in operating activities of discontinued operation	(22,032)	(353,200)
Net cash provided by used in operating activities	$3,165,056	($170,926)

Supplemental Cash Flow Disclosures:
Interest paid	$198,926	$132,139

Income tax paid	$143,135	$229,685

Non-Cash Investing/Financing Activities:
Stock issued in acquisition	$-	$16,125,000
Assets acquired under capital leases	$23,238	$-

The accompanying notes are an integral part of these unaudited financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

AMI Australia is a company limited by shares, incorporated and domiciled in Australia. The principal activity of AMI Australia is the medical treatment of sexual dysfunction in Australia and New Zealand and to a lesser extent China. Our operations in and Japan were discontinued during the three months ended March 31, 2008. In addition, AMI Australia also provides prostate treatments to patients. AMI Australia is a service provider company which arranges for patients with sexual dysfunction to be provided with medical services, pharmaceuticals and associated support services. AMI Australia operates a centralized call center and twenty medical centers and sales offices throughout Australia and New Zealand. AMI China, a wholly owned subsidiary of the Company, operates 2 medical centers in Beijing, China.

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited) with the exception that the Company’s shares in Whygo Video Conferencing Pty Limited have now been released from the security. The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.75%). The Company has been meeting its interest payment obligations under these loans and has paid approximately A$902,000 in principal as at the date of this filing.

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

The Japanese subsidiary, named AMI Japan Kabushiki Gaisya (“AMI Japan”), is an indirect 75% owned subsidiary of the Company. AMI Japan commenced operations on October 1, 2006 and discontinued its operations on February 4, 2008.

The Company’s initial operations in China and Japan have not been as successful as the company anticipated and the Company has substantially reduced the nature and scope of its operations in China and has wound down its operations in Japan. The Company is investigating alternative marketing and distribution methods in China but intends to expend considerably less on these activities than it spent on its operations during the year ended June 30, 2007 until it establishes a successful sales and marketing platform for these markets.

On May 2, 2007, Worldwide PE entered into an Option Agreement (the “Option”) with AMI Group Limited, a privately owned company registered in the United Kingdom (“AMI UK”).

The Option granted AMI UK a right to enter into an exclusive license to use Worldwide PE’s intellectual property in the United Kingdom. AMI UK paid Worldwide PE an upfront non-refundable fee of $50,000 to secure an initial period of four months to confirm the license which period was able to be extended for a further two months by AMI UK paying Worldwide PE a non-refundable extension fee of $50,000. During this initial nine month period, AMI UK had the right to enter into a License Agreement (the “License”) by paying Worldwide PE an upfront non-refundable license fee of $1 million less the upfront fees paid to Worldwide PE prior to that date. Terms of the Option and the License were disclosed by the Company on its Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on May 3, 2007. On September 4, 2007 AMI UK exercised its right to extend the option period and paid an extension fee of $50,000. Worldwide PE agreed to vary this extension period to four months rather than two months, however the option has now expired. Notwithstanding the expiration of the option, AMI UK is continuing to finalize its business plans for the UK and is continuing to discuss further license arrangements with Worldwide PE.

AMI Australia holds 50% of the outstanding shares of Whygo Videoconferencing Pty Limited (“Whygo”). Whygo provides video conferencing services across Australia and in various locations around the world. James Matthews, a director of Whygo, holds the remaining 50% of the outstanding shares of Whygo. On April 30, 2008 AMI Australia entered into a share sale agreement with Mr Matthews pursuant to which AMI Australia agreed to sell its shares in Whygo for A$330,000. The initial installment of A$130,000 was received on entry into the agreement with 2 further installments of A$100,000 each due on December 15, 2008 and June 30, 2009 respectively. The sale was in excess of book value of AMI Australia’s shares in Whygo and will generate a gain on disposal for AMI Australia (See note 16 for details)

Whygo owns proprietary scheduling software, which allows its corporate partners to login and book rooms around the world. The source of Whygo’s income is derived from renting video conferencing rooms to its corporate partners through AMI Australia and its other channeling partners.

Subsidiaries

The Company’s direct subsidiaries are AMI Australia, AMI International Pty Limited (“AMI International”) and AMI Management Services Pty Limited (formerly known as Women’s Health Foundation Pty Limited).

AMI Australia’s direct subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco Pty Limited (“PE Patent”), Worldwide PE Patent Holdco Pty Limited (“Worldwide PE”), Advanced Medical Institute (NZ) Limited and IMT.

Whygo Video Conferencing Pty Ltd. (“Whygo”) was disposed of subsequent to March 31, 2008 (See notes 10 and 16 for details) and AMI Japan Kabushiki Gaisya (“AMI Japan”) was wound down and discontinued on February 4, 2008 (See note 10 for details).

AMI International’s direct subsidiary is AWIT Beijing Medicine Consulting Company (“AMI China”) which conducts the Company’s business in China. AMI China commenced advertising of its services on September 4, 2006.

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

Advanced Medical Institute (NZ) Limited (“AMI NZ”) conducts the group’s business in New Zealand. AMI NZ contributed 2.6% of AMI Australia’s consolidated revenue during the nine months (excluding other income).

During September 2006, AMI commenced a not for profit unit entity named “AMI SCI” which provides, as part of its community services program, specialized sexual dysfunction treatments to spinal cord victims in Australia. Details regarding its services and operation are located at rocketlaunch.com.au.

Details of Whygo are set forth in the Nature of Business description above.

On February 12, 2007, the Company entered into a written agreement with the Heartcheck Group of companies for an indefinite term, which can be terminated at any time with not less than twelve months written notice. Under the agreement, Heartcheck agrees to utilize services provided by the Company, including the provision of staff and premises. In exchange for these services, Heartcheck has agreed to reimburse the Company for all expenses associated with the provision of these services and to pay the company a net margin on those expenses. The provision of these services and the fees generated from this agreement with Heartcheck has contributed to the Company’s net revenues during the quarter ended March 31, 2008. Heartcheck is independently owned from the Company, its subsidiaries and its affiliates and it operates a business of providing cardiac related medical services in Australia. As at March 31, 2008 the Company has receivables amounting to $0.9 million (net of provisions) owed to it by the Heart Check Group of companies.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

Basis of Accounting

The accompanying financial statements are prepared on an accrual basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI Australia Holdings Pty Limited, AMI Management Services Pty Limited (“AMI MS”) and AMI International Pty Limited (“AMI International”) and their direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”) and Intelligent Medical Technologies Pty Ltd (“IMT”). All significant inter-company accounts and transactions have been eliminated upon consolidation.

The Company disposed of its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity) in the subsequent period and re-classed as ‘Assets held for disposition’ in the accompanied financial statements.

The Company also re-classed its 75% owned subsidiary AMI Japan which was discontinued during the reporting period to ‘Assets held for disposition’.

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

Unearned Revenue

Unearned revenue arises from programs that exceed three months. The maximum program length is twelve months while the average program length purchased by each individual patient is four and one-half months. The Company made estimate of unearned revenue based on the average program length less three months for which medication is provided and revenue is recognized. As at March 31, 2008 unearned revenue amounted to $6,031,782.

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

Accounts Receivable

Accounts receivable are sales for the year, net of sales refund, cancellation, unearned revenue and provision for doubtful debt. The Company estimates provision for doubtful debts based on the historical results. As at March 31, 2008 accounts receivable amounted to $15,721,087 (net of provisions).

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower. As of March 31, 2008 inventory consisted only of finished goods and amounted to $202,176.

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

Exchange Gain (Loss)

During the three month periods ended March 31, 2008 and 2007, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (A$) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of March 31, 2008, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated. Such financial statements were translated into the functional currency in Australian Dollars (A$) and thereafter to reporting currency in U.S. Dollars (US$) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the Australian Dollar as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

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

At March 31, 2008 and June 30, 2007, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount March 31, 2008 (Unaudited)	Net Carrying Amount June 30, 2007 (Audited)

Amortized intangibles:
Patents	$10,649,735	$(1,167,436)	$(751,678)	$8,730,621	$8,479,526

Intellectual Property	17,316,362	(1,586,771)	-	15,729,591	15,198,095
Computer Software	428,679	(252,768)	-	175,911	152,713

Unamortized intangibles:
Intellectual Property	4,671,985	-	-	4,671,985	4,386,735

	$33,066,760	$(3,006,975)	$(751,678)	$29,308,108	$28,217,069

The Company assigned an 18 year life to the patents that are held by Worldwide PE Patent and a 19 year life to the patents that are held by PE Patent.

The exchange rate used for the period ended June 30, 2007 was A$:US$ 1:0.84880 and the rate used for the period ended March 31, 2008 was A$:US$ 1:0.91780. The rate change caused the increase in the net book value of intangible assets in addition to development of software cost during the period.

For intellectual property, the Company assigned an 18 year life to the intellectual property that arose from Worldwide PE Patent, a 19 year life to the intellectual property that arose from PE Patent, and indefinite life to the intellectual property that arose from IMT.

Computer software was assigned as having a 3 year life.

Amortization expense from continuing operation for the nine month periods ended March 31, 2008 and 2007 was $1,193,432 and $839,444 respectively. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31,	Annual Amount

2008	$1,591,000
2009	$1,591,000
2010	$1,591,000
2011	$1,591,000
2012	$1,591,000

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

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

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

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

In March, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

2.    OTHER ASSETS

Following is the summary of other assets as of March 31, 2008 and June 30, 2007.

	March 31 (Unaudited)	June 30 (Audited)
Bank guarantees	$107,154	$84,917
Advances and prepayments	306,734	57,397
Other receivables	64,246	106,100
Other debtors	738,570	915,456
Total	$1,216,704	$1,163,870

3.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of March 31, 2008 and June 30, 2007:

	March 31, 2008 (Unaudited)	June 30, 2007 (Audited)

Leasehold improvements	$529,798	$446,746
Less: Accumulated depreciation	104,450	74,746
	425,348	372,000

Motor Vehicles	54,425	50,334
Less: Accumulated Depreciation	32,488	26,708
	21,937	23,626

Office Furniture & Equipment	585,791	456,897
Less: Accumulated Depreciation	142,458	96,757
	443,333	360,140

Computer Hardware	421,388	352,652
Less: Accumulated Depreciation	285,930	220,421
	135,458	132,231

Low Value Pooled Fixed Assets	177,399	142,171
Less: Accumulated Depreciation	123,871	99,373
	53,528	42,798

Total Property, Plant and Equipment, net	$1,079,604	$930,795

4.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of March 31, 2008 and June 30, 2007:

	March 31, 2008 (Unaudited)	June 30, 2007 (Audited)
Current, as of the period ended
Capitalized lease liability	$58,819	$72,044
Secured loan	282,930	-
	$341,749	$72,044

Non-current, due as of the period ended
Capitalized lease liability	$3,088	$25,220
Secured loan	1,857,408	2,399,412
Total non-current	$1,860,496	$2,424,362

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 6.2% to 13.85%. Interest expense on the interest bearing liabilities amounted to $199,501 and $132,416 for the nine month periods ended March 31, 2008 and 2007, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings. The principal of the loan is due to mature in September 2009.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2008 and June 30, 2007 are summarized as follows:

	March 31 (Unaudited)	June 30 (Audited)

Accounts payable	$2,555,840	$1,531,627
Accrued salaries	472,944	443,806
Accrued professional fees	44,605	30,557
Other current liabilities	369,743	68,418
Provision for DDR medication cost	1,011,416	887,845
Provision for DDR sales commission	1,011,416	828,428
Provision for DDR collection fee	1,011,416	828,428
Provision for patient refund	156,026	84,880
Accrued legal case settlement	-	250,396
Accrued DDR collection fee	-	211,709
Accrued payroll tax	-	59,416
Accrued compensated absences	538,435	366,050
Total	$7,171,841	$5,591,560

 6.    LEGAL PROCEEDINGS

As of March 31, 2008, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

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

On October 25, 2006, Bade Medical Institute Pty Limited, Mr. David Wade, Mr. Buddy Beani and others (collectively “Bade”) applied for Trade Mark No. 114322021 in respect of the words “AMI Nasal Spray”. AMI Australia lodged an objection to the registration of that application with IP Australia on June 21, 2007.On December 13, 2007, AMI Australia commenced proceedings in the Federal Court of Australia Sydney Registry against Bade alleging Bade was infringing upon AMI Australia’s trademarks and other intellectual property rights. On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI. The orders obtained by AMI Australia require Bade to file their evidence of transfer by February 28, 2008 and AMI Australia has issued notices to produce to Bade in relation to the proceedings. Bade appear to have ceased operation since the orders were obtained and has transferred the required names to AMI Australia. Following Bade’s repeated failure to respond to Notices to Produce, AMI Australia issued Subpoenas to Produce which were returnable on May 7, 2008. No documents were produced on that date and the Subpoena was stood over until May 14, 2008. Bade failed to file its evidence by February 28, 2008 and has failed to file any evidence to date.

On April 28, 2008 Justice Flick ordered that:

    (a) AMI file and sever a statement of claim on or before May 28, 2008; and
(b) Bade file and serve defenses on or before June 12, 2008.

AMI Australia filed all evidence upon which it relies by March 19, 2008. Bade must file and serve all evidence in answer to AMI’s opposition on or by June 21, 2008.

7.  LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

March 31 (Unaudited)

Due during the period ended,

2009	$752,996
2010	357,441
2011	126,698
2012	71,494

$1,308,629

Rent paid for the nine month periods ended March 31, 2008 and 2007 was $1,432,581 and $1,272,467, respectively.

8.  CONCENTRATION

Sales Markets - The Company’s revenue arises primarily from Australian, New Zealand and to a lesser extent, Chinese and Japanese customers .

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited, Advanced Medical Institute (NZ) Limited and Whygo Video Conferencing Pty Limited). The loan accrues interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.75%).

10.   DISCONTINUED OPERATION/ASSETS HELD FOR DISPOSITION

Whygo Video Conferencing Pty Limited

On April 30, 2008, AMI Australia Holdings Pty Limited, a wholly owned subsidiary of Advanced Medical Institute Inc., entered into a Share Sale Agreement with Mr. James Matthews pursuant to which AMI Australia agreed to sell its 50% interest in Whygo Video Conferencing Pty Limited (ACN 105 732 492), a privately owned Australian company in exchange for the payment of A$330,000 (approximately US$305,000) to Mr. Matthews.

Under the Sale Agreement, A$130,000 was paid on signing with a further A$100,000 payable by no later than December 15, 2008 and the final payment of A$100,000 payable by June 30, 2009.

Following is the summary of net assets held for disposition as of March 31:

Current	2008
Assets held for disposition	$17,433
Profit from discontinued operations	$22,032
Net assets held for disposition	$39,465

AMI Japan Kabushiki Gaisya

AMI Japan Kabushiki Gaisya (“AMI Japan”) was an indirect 75% owned subsidiary of the Company. AMI Japan had formed an alliance with a Japanese party with expertise in marketing in the Japanese market and two financial investors. AMI Japan commenced operations on October 1, 2006.

On or about February 4, 2008, the operation of AMI Japan was wound down and discontinued due to unsatisfied operating result.

Loss from the discontinued operation of AMI Japan during the period ended March 31, 2008 was US$428,316.

The capital contributed to AMI Japan of US$296,553 has been classified as assets pending sale on the accompanying consolidated balance sheet as of March 31, 2008.

Following is the summary of net assets held as of March 31:

Non-Current	2008
Assets held for disposition	$724,869
Loss from discontinued operations	($428,316)
Net assets held for disposition	$296,553

11.   RELATED PARTY TRANSACTIONS

	March 31, 2008 (Unaudited)	June 30, 2007 (Audited)

Related party transactions comprised of the following:

Forhad (Tony) Khan
Relationship: Director of the parent entity
Payable to this related party	$-	$2,947

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$1,766	$1,453

Total receivables due from related parties included in the Company’s statement of financial position was $1,766 and $1,453 as of March 31, 2008 and June 30, 2007 respectively.

Total accounts payable to related parties included in the Company’s statement of financial position was $Nil and $2,947 as of March 31, 2008 and June 30, 2007 respectively.

Receivables from, and payables to, related parties are unsecured, interest-free and are due on demand.

12.   CONTINGENT LIABILITY

A dispute with a previous telecommunication carrier over billing in the amount of $122,924 arose in 2002. AMI Australia responded with a counterclaim of $550,904 against the carrier in 2003 and no correspondence has since been received from the carrier. No settlement has since been reached, but in the opinion of the Company’s directors, the $122,924 will not be paid. Similarly, the Company has not been actively pursuing the amount it claims is owed to it under the counterclaim. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

13.   INCOME TAXES

Total Federal and State income tax expense for the nine months period ended March 31, 2008 and 2007 amounted to $1,251,804 and $835,552 respectively. For the three month periods ended March 31, 2008 and 2007 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

March 31, 2008	U.S.	State	International	Total
Current	$0	$0	$826,629	$826,629
Deferred	$0	$0	$425,175	$425,175
Total	$0	$0	$1,251,804	$1,251,804

March 31, 2007	U.S.	State	International	Total
Current	$0	$0	$539,164	$539,164
Deferred	$0	$0	$296,388	$296,388
Total	$0	$0	$835,552	$835,552

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	March 31, 2008	June 30, 2007

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:	33%	33%
Non US income taxed at different rates	(1)%	(1)%
	33%	33%
Temporary Difference	17%	78%
Effective Tax Rate	50%	111%

Deferred tax liability arises due to the following temporary differences:
	March 31, 2007	Future tax rate %	Deferred tax liability	June 30, 2007	Future tax rate %	Deferred tax liability
Owing to patients via ACFC	$19,583,862	30%	$5,875,159	$13,998,454	30%	$4,199,536
Provision DDR cancellation	(10,875,930)	30%	(3,262,779)	(7,265,728)	30%	(2,179,718)
Provision un-dispensed DDR medications	(1,011,416)	30%	(303,425)	(887,845)	30%	(266,354)
Accrued ACFC collection and commission	(2,022,831)	30%	(606,849)	(1,656,858)	30%	(497,057)
Provision for patient refund	(156,026)	30%	(46,808)	(84,880)	30%	(25,464)
Amortization of patents	467,123	30%	140,137	985,277	30%	295,583
Other miscellaneous	597,828	30%	179,348	(83,080)	30%	(24,924)
Total	$6,582,610	30%	$1,974,783	$5,005,340	30%	$1,501,602

14.     OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2008 and June 30, 2007 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2006	$(204,483)
Change for year ended June 30, 2007	3,372,738
Balance at June 30, 2007	$3,168,255
Change for nine months ended March 31, 2008	2,358,796
Balance at March 31, 2008	$5,527,051

15.      RECLASSIFICATION

Certain comparative amounts have been reclassified to conform to the current presentation.

16.   SUBSEQUENT EVENT

On April 30, 2008, AMI Australia Holdings Pty Limited (“AMI Australia”), a wholly owned subsidiary of Advanced Medical Institute Inc. (the “Registrant”) entered into a Share Sale Agreement (the “Sale Agreement”) with Mr. James Matthews pursuant to which AMI Australia agreed to sell its 50% interest in Whygo Video Conferencing Pty Limited (ACN 105 732 492), a privately owned Australian company (“Whygo”) in exchange for the payment of A$330,000 (approximately US$305,000) to Mr. Matthews.

Under the Sale Agreement, A$130,000 was paid on signing with a further A$100,000 payable by no later than December 15, 2008 and the final payment of A$100,000 payable by June 30, 2009.

Whygo and its subsidiaries conduct a video conferencing business in Australia and Europe. AMI Australia’s ownership interest in Whygo was not considered significant to AMI Australia’s operations. The purchaser, Mr. Matthews, held the remaining 50% interest in Whygo prior to entering into the Sale Agreement.

The initial cash proceeds of the sale have been applied to reduction of AMI Australia’s secured loan from ANZ Nominees Limited. The total principal owed to ANZ Nominees as of May 1, 2008 has now been reduced to approximately A$2.098 million.

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

The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million (approximately US$2.46 million) with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited) with the exception that the Company’s shares in Whygo Video Conferencing Pty Limited have now been released from the security. The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.75%). As at March 31, 2008 the principal of the loan had been reduced to A$2.33 million (approximately US$2.14 million) as a result of prepayments made by the Company and as at May 7, 2008 the principal of the loan had been reduced to A$2.098 million (approximately US$1.93 million) as a result of prepayments made by the Company.

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

The Japanese subsidiary, named AMI Japan Kabushiki Gaisya (“AMI Japan”), was an indirect, 75% owned subsidiary of the Company. AMI Japan was also partly owned by a Japanese individual who has expertise in Japanese marketing and two financial investors. The Japanese investor received his shareholding in AMI Japan in consideration for assisting with the establishment of AMI Japan and in consideration for assisting with the marketing and management of AMI Japan. The Japanese subsidiary commenced operations on October 1, 2006 but was discontinued on February 4, 2008.

The Company’s initial operations in China and Japan have not been as successful as the company anticipated and the Company has substantially reduced the nature and scope of its operations in China and discontinued its operations in Japan. The Company is investigating alternative marketing and distribution methods in China but intends to expend considerably less on these activities than it spent on its operations during the year ended June 30, 2007 until it establishes a successful sales and marketing platform for these markets.

On May 2, 2007, Worldwide PE entered into an Option Agreement (the “Option”) with AMI Group Limited, a privately owned company registered in the United Kingdom (“AMI UK”). The Option granted AMI UK a right to enter into an exclusive license to use Worldwide PE’s intellectual property in the United Kingdom. AMI UK paid Worldwide PE an upfront non-refundable fee of $50,000 to secure an initial period of four months to confirm the license which period was able to be extended for a further two months by AMI UK paying Worldwide PE a non-refundable extension fee of $50,000. During this initial nine month period, AMI UK had the right to enter into a License Agreement (the “License”) by paying Worldwide PE an upfront non-refundable license fee of $1 million less the upfront fees paid to Worldwide PE prior to that date. Terms of the Option and the License have been disclosed by the Company on its Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on May 3, 2007.

On September 4, 2007 AMI UK exercised its right to extend the option period and paid an extension fee of $50,000. Worldwide PE agreed to vary this extension period to four months rather than two months however the option has now expired. Notwithstanding the expiration of the option, AMI UK is continuing to finalize its business plans for the UK and is continuing to discuss further license arrangements with Worldwide PE.

AMI Australia holds 50% of the outstanding shares of Whygo Videoconferencing Pty Limited (“Whygo”). Whygo provides video conferencing services across Australia and in various locations around the world. James Matthews, a director of Whygo, holds the remaining 50% of the outstanding shares of Whygo. On April 30, 2008 AMI Australia entered into a share sale agreement with Mr. Matthews pursuant to which AMI Australia agreed to sell its shares in Whygo for A$330,000. The initial installment of A$130,000 was received on entry into the agreement with 2 further installments of A$100,000 each due on December 15, 2008 and June 30, 2009 respectively. The sale was in excess of book value of AMI Australia’s shares in Whygo and will generate a capital profit for AMI Australia.

Whygo owns proprietary scheduling software, which allows its corporate partners to login and book rooms around the world. The source of Whygo’s income is derived from renting video conferencing rooms to its corporate partners through AMI Australia and its other channeling partners.

On April 30, 2008, AMI Australia Holdings Pty Limited (“AMI Australia”), a wholly owned subsidiary of Advanced Medical Institute Inc. (the “Registrant”) entered into a Share Sale Agreement (the “Sale Agreement”) with Mr. James Matthews pursuant to which AMI Australia agreed to sell its 50% interest in Whygo Video Conferencing Pty Limited (ACN 105 732 492), a privately owned Australian company (“Whygo”) in exchange for the payment of A$330,000 (approximately US$305,000) to Mr. Matthews. The initial cash proceeds of the sale have been applied to reduction of AMI Australia’s secured loan from ANZ Nominees Limited. The total principal owed to ANZ Nominees as of May 1, 2008 has now been reduced to approximately A$2.098 million.

General Business Plan

AMI Australia is a company incorporated and domiciled in Australia. AMI Australia was established in February 2001 when it entered into an agreement with Health Services for Men and Australian Momentum Health to acquire two chains of medical clinics and sales offices which provided services relating to the medical treatment of sexual dysfunction. The principal activity of AMI Australia continues to be the sale of services relating to the medical treatment of sexual dysfunction in Australia, New Zealand and Asia, however, AMI Australia also provides prostate treatments to patients. For the third quarter ended March 31, 2008, AMI Australia’s revenues were approximately $13.8 million. For the second quarter ended December 31, 2007, AMI Australia’s revenues were approximately $13.2 million. For the first quarter ended September 30, 2007, AMI Australia’s revenues were approximately $11.2 million.

AMI Australia operates a centralized call center and twenty clinics and sales offices throughout Australia and New Zealand. AMI Australia operates two clinics in Beijing, China. Until February 4, 2008, AMI Australia operated one medical center in Tokyo, Japan as well as having an informal alliance with three other medical centers in Osaka, Nagoya and Okinawa.

AMI Australia is a service provider company which arranges for male patients in Australia, New Zealand, and China with sexual dysfunction and prostate problems to be provided with medical services, pharmaceuticals and associated clinical support services. Its treatment options include:

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

Each of AMI Australia's treatments are prescribed by licensed Australian, New Zealand and Chinese doctors and prepared and delivered by an Australian, New Zealand or Chinese compounding pharmacy in full compliance with the relevant regulatory requirements. AMI Australia's products and services are only available by prescription and are sold on an "off-label" basis. AMI Australia's treatments are generally available in the same manner through both its medical clinics and sales offices or through its over-the-phone sales and marketing program.

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

AMI Australia obtains customers through direct advertising and marketing and through its existing customer database which exceeds 350,000 people.

Each of the individual medications used in our compound formulations are fully approved by the Australian Therapeutic Goods Administration (“TGA”) and the New Zealand Medicines and Medical Devices Safety Authority (“NZ DSA”). Our compound formulations have not been subject to a clinical trial program and have not been approved for use by the TGA or NZ DSA for over-the-counter sale, but may lawfully be prescribed by accredited medical practitioners on an individual prescription basis in Australia and New Zealand, with the exception that our prostate treatment has now been listed with the TGA and may now be sold on an over-the-counter basis (but still requires a prescription from a doctor or a naturopath).

As part of its treatments, AMI Australia arranges for a fully licensed Australian, New Zealand and Chinese pharmacy to fill its patients’ individual prescriptions and supply medications to those patients.

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

IMT has substantially completed a voluntary pharmacokinetic clinical trial in Australia of a liquid form of a well known medication for the treatment of erectile dysfunction which is capable of being delivered through the nebulizer device in order to evidence the effectiveness of the nebulizer in delivering medications during this calendar year. This study is designed to test the efficacy of using its patent protected ultrasonic nebulizer device to deliver drugs used in the treatment of sexual dysfunction. IMT expects to be in a position to announce the results of this trial in the near future. The trial has been conducted under the direction of and under analysis by Q-Pharm, the commercial arm of a leading Australian university.

IMT has been spending a part of its capital on research and development activities with financial support from AMI Australia (approximately USD182,000 during fiscal 2008). IMT has compiled a team of experts to assist it with these research and development activities. AMI Australia has entered into a distribution agreement with IMT whereby AMI Australia has the exclusive worldwide distribution rights of the technology for sexual dysfunction treatments and is entitled to use any innovations, including those that are in a non-sexual dysfunction field, developed by it as a result of its research and development in connection with its nebulizer device. As at March 31, 2008, the IMT research and development into the efficacy of the nebulizer is still in a development stage and there has been no income generated by AMI Australia as a result of its agreement with IMT.

On September 8, 2006, the Company entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), and Worldwide PE’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Worldwide PE in exchange for the payment of A$3 million (approximately US$2.46 million) and the issuance in the aggregate of 16,125,000 shares of the Company’s common stock valued at $1.00 per share. The Company funded the cash component of the purchase price by AMI Australia entering into two secured three year term loans in the aggregate principal amount of A$3 million with ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited) with the exception that AMI Australia’s shares in Whygo Video Conferencing Pty Limited have now been released from the security. The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.75%). As at March 31, 2008, the loan had been reduced to A$2.33 million (approximately US$2.14 million) as a result of prepayments made by the Company and as at May 7, 2008 the principal of the loan had been reduced to A$2.098 million (approximately US$1.93 million) as a result of prepayments made by the Company.

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

Staff

As of March 31, 2008, the Company and its operating subsidiaries had a total staff of approximately 289 people, of which 200 are full-time and 89 are part-time staff, working in the areas of sales and marketing, customer support, product development and back office functions. The Company’s staff includes 27 independent consultants and 52 licensed medical personnel. None of the Company’s employees are members of a union or labor organization.

None of AMI Australia’s subsidiaries have any employees except Whygo which has three full-time employees and 1 part-time employee, AMI NZ which has one part time employee and AMI China which has 12 full-time employees.

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

Currency Conversion

As of March 31, 2008 and 2007, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (A$). Such financial statements were translated into US Dollars (US$) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the Australian Dollar as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate (A$1 = US$0.91780) as of March 31, 2008, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Results of operations:

	Three Months ended March 31,	Three Months ended March 31,	Nine Months ended March 31,	Nine Months ended March 31,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Cost of revenue	20.8%	25.5%	22.2%	24.1%
Gross profit	79.2%	74.5%	77.8%	75.9%
Selling, general and administrative expenses	70.7%	71.6%	69.7%	67.2%
Other income and expenses	(0.3%)	0.1%	(0.3%)	0.3%
Discontinued operation	(0.4%)	(11.1%)	(1.1%)	(6.4%)
Income before income tax	7.8%	(8.1)%	6.7%	2.6%
Income tax expenses	3.7%	0.1%	3.3%	2.9%
Net income	4.1%	(8.0)%	3.4%	(0.3)%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had total liabilities of $18,476,994 including unearned revenue of $6,031,782 and we had a positive net worth of $32,273,303. Our total liabilities as at March 31, 2008 included approximately $1.9 million in non-current debt and $2.0 million in deferred tax liabilities, leaving a balance of approximately $8.6 million of current liabilities (other than deferred revenue). These current liabilities are typically due within 30 to 90 days. As of June 30, 2007, we had total liabilities of $14,986,821 including unearned revenue of $5,101,288 and we had a positive net worth of $28,675,135. As of March 31, 2007, we had total liabilities of $14,357,841 including unearned revenue of $4,863,352 and we had a positive net worth of $28,990,939.

Our aggregate cash balances as at March 31, 2008 were $2,761,663, our inventory was $202,176 and our net receivables were approximately $15.7 million. These receivables are due on average within 90-180 days. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. Management has expanded our business into China and Japan. Although the Japanese operations proved unsuccessful, management is still considering further international expansion through either establishing new sales clinic operations or by licensing the intellectual property for use in territories in which we do not have clinics such as our recent entry into an Option Agreement with AMI UK to license our intellectual property for the United Kingdom. Income of $27,480 that was generated from the Heartcheck Group is also expected to be reinvested into the Company to contribute to our ongoing working capital needs.

The Company borrowed A$3 million from ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited) with the exception that the Company’s shares in Whygo Video Conferencing Pty Limited have recently been released from this security. The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 11.75%). As at March 31, 2008 the principal of the loan had been reduced to A$2.33 million (approximately US$2.14 million). This loan is currently due to be repaid in September 2009.

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

NINE MONTHS ENDED MARCH 31, 2008 COMPARED TO NINE MONTHS ENDED MARCH 31, 2007

REVENUE. Revenue was $36,948,958 in the nine months ended March 31, 2008 compared to $28,809,524 in the nine months ended March 31, 2007. Compared to the same period in the previous year, there is an increase of $8,139,434 or 28.3% in the nine months ended March 31, 2008. We attribute this increase to primarily the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

In addition, our unearned revenue in the nine months ending March 31, 2008 increased by $930,494 to $6,031,782 compared to an increase of $976,300 to $4,863,352 in the nine months ending March 31, 2007. The gross increase in unearned revenue from the nine months ended March 31, 2007 to the nine months ended March 31, 2008 was $1,168,430, or an increase of 24.0%. The increase in unearned revenue in the nine-month period ended March 31, 2008 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2007. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatments has increased by $1,563,067 or 9.6% to $17,795,923 and revenue in AMI Australia’s ED treatments has increased by $5,832,149 or 50.0% to $17,503,930 in the nine months ending March 31, 2008, compared to the nine months ending March 31, 2007. The number of patients in AMI Australia’s PE treatments and ED treatments are stable compared to the nine months ending March 31, 2007. We attribute the increase in revenue in our PE treatments and ED treatments to the increase in the number of sales per patient along with the higher sale price of the treatment programs sold. Revenue in AMI Australia’s prostate treatments has increased by $676,747 or 64.9% to $1,719,903 in the nine months ending March 31, 2008, compared to the nine months ending March 31, 2007. We attribute the increase in revenue in our prostate treatments to increased awareness and advertising of those treatments. The number of patients in AMI Australia’s prostate treatments increased by 53.0% compared to the nine months ending March 31, 2007.

Revenue in our Australian operations was $35,934,473 in the nine months ended March 31, 2008 compared to $27,882,347 in the nine months ended March 31, 2007. Compared to the same period in the previous year, there is an increase of $8,052,126 or 28.9% in the nine months ended March 31, 2008. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products. It is also attributable to significant movements in the A$:US$ exchange rate conversion from Australian Dollars to U.S. Dollars.

Revenue in our New Zealand operations was $975,765 in the nine months ended March 31, 2008 compared to $898,203 in the nine months ended March 31, 2007. The increase of $77,562 or 8.64% in revenue in the nine months ended March 31, 2008 is primarily attributable to an increase in the number of patients buying treatments from us during the nine months ended March 31, 2008 compared to the same period in 2007.

Revenue in our Chinese operations was $38,720 in the nine months ended March 31, 2008 compared to $28,974 during the nine months ended March 31, 2007. The increase of $9,746 or 33.6% in revenue in the nine months ended March 31, 2008 is primarily attributable to an increase in the number of patients buying treatments from us during the nine months ended March 31, 2008 compared to the same period in 2007.

COST OF REVENUE. Cost of revenue was $8,204,757 in the nine months ended March 31, 2008 compared to $6,930,952 in the nine months ended March 31, 2007. The increase in cost of revenue was attributable to an increase in the staff salaries and commissions incurred by AMI Australia. As a percentage of revenue, cost of revenue was 22.2% in the nine months ended March 31, 2008 compared to 24.1% in the nine months ended March 31, 2007. The decrease in cost of revenue percentage by 1.8% in the nine months ended March 31, 2008 is primarily attributable to the growth in AMI Australia’s revenue being larger than the growth in staff costs necessary to service the treatments resulting from that increased revenue.

GROSS PROFIT. Gross profit was $28,744,201 in the nine months ended March 31, 2008 compared to $21,878,572 in the nine months ended March 31, 2007. As a percentage of revenue, gross profit increased to 77.8% in the nine months ended March 31, 2008 from 75.9% in the nine months ended March 31, 2007. The 1.9% increase in the gross profit percentage in the nine months ended March 31, 2008 is primarily attributable to the increase in total costs of revenue being less than the increase in total revenue. It is also attributable to a decrease in expenditure on our international operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $25,735,251 in the nine months ended March 31, 2008 compared to $19,354,923 in the nine months ended March 31, 2007. As a percentage of revenue, selling, general and administrative expenses decreased to 67.2% in the nine months ended March 31, 2008 from 69.7% in the nine months ended March 31, 2007. The principal reason for the decrease of 2.5% in the nine months ended March 31, 2008 is attributable to the increase in total expenses being less than the increase in total revenue resulting from a higher number of sales during the period. It is also attributable to a decrease in expenditure on our international operations.

Selling, general and administrative expenses in our Chinese operations were $579,300 in the nine months ended March 31, 2008 compared to $743,288 in the nine months ended March 31, 2007. Major expenses incurred were staff costs and advertising expenses. Selling, general and administrative expenses decreased during this period as we decreased the size and scope of our operation in this period.

OTHER INCOME AND EXPENSES. Other income and expenses were ($111,490) in the nine months ended March 31, 2008 compared to $80,275 in the nine months ended March 31, 2007. As a percentage of revenue, other income and expenses decreased to (0.3%) in the nine months ended March 31, 2008 from 0.3% in the nine months ended March 31, 2007. The decrease in the nine months ended March 31, 2008 is due to the decrease in the income received by the Company from the Heart Check Group and the increase in interest paid on the Company’s secured long term loan.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income before income tax was $2,491,176 in the nine months ended March 31, 2008 compared to $750,612 in the nine months ended March 31, 2007. This increase was attributable to the increase in revenue during the nine months ended March 31, 2008 compared to the same period in 2007.

Income tax expenses were $1,251,804 in the nine months ended March 31, 2008 compared to $835,552 in the nine months ended March 31, 2007. As a percentage of revenue, income tax expense increased to 3.3% in the nine months ended March 31, 2008 from 2.9% in the nine months ended March 31, 2007 which is attributable to the Company increasing the profitability of its business.

NET INCOME. Net income was $1,239,372 in the nine months ended March 31, 2008 compared to ($84,940) in the nine months ended March 31, 2007. This increase in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is attributable to the increase in revenue in Australia and the significant reduction in the Company’s losses in its China and Japan operations.

Net income in our Australian operations was $2,639,514 in the nine months ended March 31, 2008 compared to $2,569,420 in the nine months ended March 31, 2007. The increase in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is primarily attributable to the increase in revenue during the nine months ended March 31, 2008.

Net loss in our New Zealand operations was ($267,231) in the nine months ended March 31, 2008 compared to $117,644 in the nine months ended March 31, 2007. The decrease in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is attributable to the increase in advertising expenses.

Net loss in our Chinese operations was ($541,530) in the nine months ended March 31, 2008 compared to ($777,341) in the nine months ended March 31, 2007. The decrease in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is because we have reduced the amount of expenditures into our China operations.

Net loss in our Japanese operations, which were discontinued on February 4, 2008, was ($428,313) in the nine months ended March 31, 2008 compared to ($1,814,275) in the nine months ended March 31, 2007. The decrease in the nine months ended March 31, 2008 compared to the nine months ended March 31, 2007 is because of the reduction of the amount of expenditures resulting from the winding down of the Japanese operations.

The above discussions of results exclude those entities which have no or what management deems insignificant operations.

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REVENUE. Revenue was $13,408,468 in the three months ended March 31, 2008 compared to $9,002,590 in the three months ended March 31, 2007. Compared to the same period in the previous year, there is an increase of $4,405,878 or 48.9% in the three months ended March 31, 2008. We attribute this increase to primarily the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

In addition, our unearned revenue in the three months ending March 31, 2008 increased by $690,926 to $6,031,782 compared to a decrease of $36,622 to $4,863,352 in the three months ending March 31, 2007. The gross increase in unearned revenue from the three months ended March 31, 2007 to the quarter ended March 31, 2008 was $1,168,430, or an increase of 24.0%. The increase in unearned revenue in the three-month period ended March 31, 2008 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2007. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatments has increased by $902,893 or 17.6% to $6,044,467 and revenue in AMI Australia’s ED treatments has increased by $3,209,958 or 88.2% to $6,851,362 in the three months ending March 31, 2008, compared to the three months ending March 31, 2007. The number of patients in AMI Australia’s PE treatments and ED treatments are stable compared to the three months ending March 31, 2007. We attribute the increase in revenue in our PE treatments and ED treatments to the increase in the number of sales per patient along with the higher sales price of the treatment programs sold. Revenue in AMI Australia’s prostate treatments has increased by $186,219 or 54.8% to $526,187 in the three months ending March 31, 2008, compared to the three months ending March 31, 2007. We attribute the increase in revenue in our prostate treatments to increased awareness and advertising of those treatments. The number of patients in AMI Australia’s prostate treatments increased by 15.8% compared to the three months ending March 31, 2007.

Revenue in our Australian operations was $12,989,944 in the three months ended March 31, 2008 compared to $8,834,629 in the three months ended March 31, 2007. Compared to the same period in the previous year, there is an increase of $4,155,315 or 47.0% in the three months ended March 31, 2008. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products. It is also attributable to significant movements in the A$:US$ exchange rate conversion from Australian Dollars to U.S. Dollars.

Revenue in our New Zealand operations was $402,393 in the three months ended March 31, 2008 compared to $148,291 in the three months ended March 31, 2007. The increase of $254,102 or 171.3% in revenue in the three months ended March 31, 2008 is primarily attributable to the increase in the number of patients buying treatments from us during the three months ended March 31, 2008 than in the same period in 2007.

Revenue in our Chinese operations was $16,132 in the three months ended March 31, 2008 compared to $19,670 during the three months ended March 31, 2007. The decrease of $3,538 or 18.0% in revenue in the three months ended March 31, 2008 is primarily attributable to the decrease in the number of patients buying treatments from us during the three months ended March 31, 2008 than in the same period in 2007.

COST OF REVENUE. Cost of revenue was $2,786,301 in the three months ended March 31, 2008 compared to $2,297,734 in the three months ended March 31, 2007. The increase in cost of revenue was attributable to an increase in the staff cost incurred by AMI Australia. As a percentage of revenue, cost of revenue was 20.8% in the three months ended March 31, 2008 compared to 25.5% in the three months ended March 31, 2007. The decrease in cost of revenue percentage by 4.7% in the three months ended March 31, 2008 is primarily attributable to a significant decrease in the scale of the Company’s international operations and expenditure.

GROSS PROFIT. Gross profit was $10,622,167 in the three months ended March 31, 2008 compared to $6,704,856 in the three months ended March 31, 2007. As a percentage of revenue, gross profit increased to 79.2% in the three months ended March 31, 2008 from 74.5% in the three months ended March 31, 2007. The 4.7% increase in the gross profit percentage in the three months ended March 31, 2008 is primarily attributable to the increase in total costs of revenue being less than the increase in total revenue.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $9,483,354 in the three months ended March 31, 2008 compared to $6,446,260 in the three months ended March 31, 2007. As a percentage of revenue, selling, general and administrative expenses decreased to 70.7% in the three months ended March 31, 2008 from 71.6% in the three months ended March 31, 2007. The principal reason for the decrease of 0.9% in the three months ended March 31, 2008 is primarily attributable to a significant decrease in the scale of the Company’s international operations and expenditure.

Selling, general and administrative expenses in our Chinese operations were $184,674 in the three months ended March 31, 2008 compared to $184,388 in the three months ended March 31, 2007. Major expenses incurred were staff costs and advertising expenses.

OTHER INCOME AND EXPENSES. Other income and expenses were ($34,649) in the three months ended March 31, 2008 compared to $11,632 in the three months ended March 31, 2007. As a percentage of revenue, other income and expenses decreased to (0.3%) in the three months ended March 31, 2008 from 0.1% in the three months ended March 31, 2007. The decrease in the three months ended March 31, 2008 is due to the decrease in the income received by the Company from the Heart Check Group.

NET INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.

Income before income tax was $1,050,728 in the three months ended March 31, 2008 compared to ($716,813) in the three months ended March 31, 2007. This increase was primarily attributable to the increase in revenue and decrease in percentage of costs and expenses during the three months ended March 31, 2008. The increase is also attributable to an increase in our product recognition and recognition of the “AMI” name in Australia and a decrease in the scale of our expenditure on our international operations.

Income tax expenses were $496,551 in the three months ended March 31, 2008 compared to $5,838 in the three months ended March 31, 2007. As a percentage of revenue, income tax expense increased to 3.6% in the three months ended March 31, 2008 from 0.1% in the three months ended March 31, 2007 which is attributable to the increasing profitability of the Company.

NET INCOME. Net income was $554,177 in the three months ended March 31, 2008 compared to ($722,651) in the three months ended March 31, 2007. This increase in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is attributable to the increase in revenue in Australia and the reduction in the Company’s losses in its China and Japan operations.

Net income in our Australian operations was $870,591 in the three months ended March 31, 2008 compared to $520,188 in the three months ended March 31, 2007. The increase in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily attributable to the increase in revenue and decrease in percentage of costs and expenses during the three months ended March 31, 2008.

Net loss in our New Zealand operations was ($44,644) in the three months ended March 31, 2008 compared to ($72,943) in the three months ended March 31, 2007. The decrease in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is attributable to an increase in customer numbers.

Net loss in our Chinese operations was ($168,738) in the three months ended March 31, 2008 compared to ($165,827) in the three months ended March 31, 2007. The increase is immaterial.

Net loss in our Japanese operations, which were discontinued during the 2008 period, was ($41,742) in the three months ended March 31, 2008 compared to ($965,489) in the three months ended March 31, 2007. The decrease in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is because of the reduction of the amount of expenditures resulting from the winding down of the Japanese operations.

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

Currency Fluctuations and Foreign Currency Risk

The majority of our operations are conducted in Australia, except for small parts of our operations which are located in New Zealand and China. Most of our sales and purchases are conducted within Australia in Australian Dollars. Hence, the effect of fluctuations of exchange rate is considered minimal to our business operations as the vast majority of both our revenues and expenses are denominated in Australian dollars, which is the official currency of Australia.

The Company does, however, use United States dollars for financial reporting purposes. Conversion of Australian Dollars into foreign currencies is regulated by the Reserve Bank of Australia through a unified floating exchange rate system. Although the Australian government has stated its intention to support the value of the Australian Dollar, there can be no assurance that such exchange rate will not become volatile or that the Australian Dollar will not devalue significantly against the US dollar. Exchange rate fluctuations may adversely affect the value, in US dollar terms, of the Company’s net assets and income derived from its operations in Australia. In this respect we note that the Australian dollar has strengthened significantly against the United States dollar over the last three to six months.

Interest Rate Risk

Our long term debt is subject to a variable interest rate. The interest rate applicable to that debt has increased from 10.5% in September 2006 (when the facility commenced) to 11.75% now due to 5 increases in the official Australian government interest rate which the rate is based on. Market commentary suggests that further increases in this interest rate are unlikely in the short to medium term.

Credit Risk

Our receivables are consumer based with a broad spread of concentration with average receivable size less than $1,500. The Company has made significant provisions against our receivables in line with historical collection levels. Our receivables are regularly monitored by our credit manager.

ITEM 4(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of March 31, 2008, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

As of March 31, 2008, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

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

On October 25, 2006, Bade Medical Institute Pty Limited, Mr. David Wade, Mr. Buddy Beani and others (collectively “Bade”) applied for Trade Mark No. 114322021 in respect of the words “AMI Nasal Spray”. AMI Australia lodged an objection to the registration of that application with IP Australia on June 21, 2007.On December 13, 2007, AMI Australia commenced proceedings in the Federal Court of Australia Sydney Registry against Bade alleging Bade was infringing upon AMI Australia’s trademarks and other intellectual property rights. On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI. The orders obtained by AMI Australia require Bade to file their evidence of transfer by February 28, 2008 and AMI Australia has issued notices to produce to Bade in relation to the proceedings. Bade appear to have ceased operation since the orders were obtained and has transferred the required names to AMI Australia. Following Bade’s repeated failure to respond to Notices to Produce, AMI Australia issued Subpoenas to Produce which were returnable on May 7, 2008. No documents were produced on that date and the Subpoena was stood over until May 14, 2008. Bade failed to file its evidence by February 28, 2008 and has failed to file any evidence to date.

On April 28, 2008 Justice Flick ordered that:

(a) AMI file and sever a statement of claim on or before May 28, 2008; and
(b) Bade file and serve defenses on or before June 12, 2008.

AMI Australia filed all evidence upon which it relies by March 19, 2008. Bade must file and serve all evidence in answer to AMI’s opposition on or by June 21, 2008.

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

Date: May 15, 2008	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: May 15, 2008	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer