Form 10-K
period 2008-06-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2008-10-14
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
or

☐	TRANSITION REPORT UNDER SECTION13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0409144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 1, 204-218 Botany Road Alexandria, NSW Australia	2015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (61) 2-9640-5253
Securities registered pursuant to Section 12(b) of the Act: none
Securities registered pursuant to Section 12(g) of the Act:
$0.001 Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 10, 2008 was $4,003,500.

The number of shares outstanding of the registrant’s common stock at $.001 par value as of October 10, 2008 was 53,507,450.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated by reference to the registrant’s proxy statement filed July 30, 2008 (the “Proxy Statement”).

ADVANCED MEDICAL INSTITUTE INC.
Annual Report on Form 10-K for the Year Ended June 30, 2008

PART I

This report contains certain forward-looking statements and information relating to Advanced Medical Institute, Inc. (“AMI” or the “Company”) that are based on the beliefs and assumptions made by AMI's management, as well as on information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of AMI with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Risk Factors" in Item 1A. AMI does not intend to update these forward-looking statements.

Item 1. Description of Business.

History

We were originally incorporated under the name of Hawksdale Financial Visions, Inc. on December 6, 1996 under the laws of the State of Nevada. We were involved in the business of timeshares, but became dormant on March 31, 1997, and, until January 28, 2005, we were a “blank check” company with nominal assets. On October 15, 2004, we changed our name to “Advanced Medical Institute Inc.”

On March 21, 2005, we completed a Share Exchange Agreement with Advanced Medical Institute Pty Limited, a privately owned Australian company (“AMI Australia”), whereby AMI Australia became our wholly-owned subsidiary.

On November 17, 2005 we entered into a Share Exchange Agreement with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent Holdco”), whereby PE Patent Holdco became our wholly-owned subsidiary.

On September 8, 2006, we entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), whereby Worldwide PE became our wholly-owned subsidiary.

Business Overview

AMI is a service provider company, which arranges for patients with sexual dysfunction and prostate problems in Australia, New Zealand, China and the United Kingdom to be provided with medical services, pharmaceuticals and associated clinical support services.

On September 15, 2008, we announced expansion of our operations to the United Kingdom where we opened our treatment centers, contracts with independent doctors and pharmacies and began airing infomercials throughout the country.

For the year ended June 30, 2008, AMI’s revenues were approximately $50.6 million.

Principal Products and Services

AMI provides a variety of treatment programs to its customers, via its call center and clinics, for the treatment of sexual dysfunction and prostate problems. A patient is diagnosed by telephone or in person at a clinic, in either case, by a licensed physician, who sends a prescription directly to a compounding pharmacy under contract with AMI to prepare the formulation. The prescription is delivered to the patient, or the patient may pick up the prescription at the clinic. The patient pays for treatments for a specified treatment period, during which the formulations may be varied to best suit the patient’s needs.

Our physicians prescribe varying combinations or dosages of medications for erectile dysfunction (predominantly phentalomine, apomorphine or a combination of them), premature ejaculation (predominantly clomipramine) and prostate problems (mixture of medicinal herbs). Our compound formulations have not been subject to any clinical trial, but may lawfully be prescribed on an individual prescription (“off-label”) basis in each country in which we operate.

The effectiveness of AMI’s treatment programs depend highly on the delivery system. These include:

(a) injections, nasal spray, lozenges, tablets and gels for the treatment of erectile dysfunction;

(b) injections, nasal spray, lozenges and gels for the treatment of premature ejaculation;

(c) topical gels for the treatment of female sexual arousal dysfunction; and

(d) an oral elixir for the treatment of prostate problems.

New Products and Services

On July 29, 2008, AMI announced the development of new transdermal gel used to treat premature ejaculation and erectile dysfunction in men, as well as sexual arousal dysfunction in women.

Since 2003, AMI’s subsidiary, Intelligent Medical Technologies Pty Limited (“IMT”) has been developing an ultrasonic nebulizer which will deliver drugs to the lungs. The group’s intention is to use this delivery system to administer its compound formulations. To utilize this delivery system, IMT needs to obtain regulatory approval of the nebulizer as a medical device. IMT has been working on this process for the last 3 years; however, IMT has not yet completed such process.

Sales and Marketing

For the year ended June 30, 2008, the Company spent $17.8 million on advertising, including commercials (radio, television and newspapers) and billboards. We maintain a website, http://www.amiaustralia.com.au/, where a potential patient can submit medical history and information concerning the problem for which treatment is sought, prefatory to being contacted by AMI.

AMI’s erectile dysfunction treatment programs predominantly focus on men aged 40 and over, whereas AMI’s premature ejaculation treatment programs are targeted at men aged 18 and over.

Distribution

AMI currently operates a centralized call center and 20 clinics throughout Australia and New Zealand. AMI has an arrangement with two hospitals in Beijing where Chinese patients are treated, and AMI has recently established two clinics in the United Kingdom to service UK patients. AMI’s products and services are only available by prescription and are sold on an “off-label” basis. AMI Australia’s treatment programs are generally available in the same manner through its medical clinics and its over-the-phone sales and marketing program.

Intellectual Property

The Company’s intellectual property consists of an Australian innovation patent for AMI’s premature ejaculation treatment programs (Australian Innovation Patent No. 2005100183, which is due to expire on July 9, 2012) and an Australian standard patent application (Australian standard patent application No. 2004222783). The innovation patent, titled “Treatment of Premature Ejaculation” relates to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI’s treatment programs for premature ejaculation. The patents and associated formulations are integral to AMI’s premature ejaculation treatment programs. AMI’s nasal spray erectile dysfunction treatment programs are not patent protected. This technology was developed by AMI and its founder, Dr. Jack Vaisman.

AMI’s wholly-owned subsidiary, IMT, was granted the exclusive worldwide right and license from Sheiman Ultrasonic Research Foundation Pty Limited to exploit and sub-license certain inventions, patents and other intellectual property in relation to certain ultrasonic nebulizer technology (including Australian Patent No.’s 693064 and 753817, European Patent No.’s 0 705 145 and 1 071 479 and US Patent No.’s 5,908,158 and 6,379,616) within the field of the treatment of sexual dysfunction in men and women (including impotence, premature ejaculation and female sexual arousal disorders). The patents relating to the initial concepts underpinning the technology expire in October 2013, with the remaining patents relating to extensions of the device expiring around 2023.

IMT applied for seven provisional worldwide patents in July 2005 and February 2006. In September 2006, IMT filed an international (PCT) patent application relating to its Nebuliser device based on aspects of these provisional applications. The international examination of the PCT application was successful, resulting in a clear International Preliminary Report on Patentability.  This PCT application has now entered the National Phase in the following jurisdictions: Australia, Canada, China, Europe, India, Japan, New Zealand and the United States, and these national phase patent applications are currently awaiting examination in the respective patent offices.  Further, several Australian Design applications, and a United States Design patent application have been made for IMT’s device the subject of the international (PCT) patent application.  The Australian Design applications are now registered and the United States Design patent application is currently under examination.

AMI has applied for a broad based provisional patent relating to the technology underpinning its topical gels on July 29, 2008. This application has yet to be examined and is at an early stage.

AMI’s injection, lozenge and tablet erectile dysfunction and premature ejaculation treatment programs are not patent protected. This technology was developed by AMI and its founder, Dr Jack Vaisman.

Research and Development

AMI is continuously researching and developing new methods of treatment in relation to the treatment of sexual dysfunction in men and women, including impotence, premature ejaculation, reduced male libido and female sexual arousal disorders.

AMI’s Chief Executive Officer, Dr. Jack Vaisman, spends 25-35% of his time each year researching treatment methods. In addition, the Company has engaged Dr. Jim Rowe (a leading Australian chemist) to assist the Company to research treatment options, and the Company has also engaged various other personnel and consultants to assist the Company in its research programs either on a part time or project-specific basis, including research assistants, patent attorneys and legal advisors.

Competition

We compete with rival treatments such as Viagra, Cialis and Levitra in the erectile dysfunction field. AMI does not currently have any major competitors in the premature ejaculation market in Australia and New Zealand.

AMI’s delivery methods have the following advantages over the oral delivery methods of its competitors:

•	Elimination of gastric and hepatic drug degradation by avoiding metabolism and gastro-internal tract;

•	Faster entrance into the bloodstream; and

•	Fewer side effects due to the potential reduced dosage of the drug.

Competition is intense in the erectile dysfunction segment of our business and includes many competitors that have greater revenue, more customers and higher levels of brand recognition than the Company. The Company has smaller competitors in the premature ejaculation segment of our business, which have business models similar to the Company’s. The efficacy, safety, patients’ ease of use and cost effectiveness of our products are important factors for success in our principal businesses. Many of our competitors have substantially greater financial and other resources, larger research and development staff and more experience in the regulatory approval process. Moreover, potential competitors have or may have intellectual property or other rights that conflict with patents, license agreements and other intellectual property rights covering our technologies.

Significant Subsidiaries of the Company and AMI Australia

The Company’s subsidiaries are AMI Australia, AMI International Pty Limited and AMI Management Services Pty Limited.

AMI Australia’s subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco, Worldwide PE, Advanced Medical Institute (NZ) Limited, IMT.

AMI International’s subsidiaries are AMI China and AMI Clinic Limited.

On February 4, 2008, AMI discontinued operations of AMI Japan Kabushiki Gaisya.

AMI International Pty Limited was established to hold the Group’s shareholdings in the Chinese company established to conduct operations in that jurisdiction.

AMI Management Services Pty Limited provides treasury and management services to AMI Australia and its subsidiaries.

Advanced Medical Institute (NZ) Limited conducts the group’s business in New Zealand.

Ai Te Wei (Beijing) Medicine Consulting Company conducts the group’s business in China.

During September 2006, AMI commenced a not-for-profit division of the Company, AMI-SCI, that provides treatment options to men who have sustained a spinal cord injury. Details regarding this unit’s services and operations are located at http://www.rocketlaunch.com.au.

Employees

As of June 30, 2008, AMI had a total staff of approximately 259 people, of which 190 are full-time and 69 are part-time, working in the areas of sales and marketing, patient support, product development and back office functions. None of the Company’s employees or staff are members of a union or labor organization.

Governmental Regulation

The core government regulations affecting the business relate to pharmaceutical prescription related regulations, physician related regulations and advertising related regulations. As set out above, each of our treatments is provided on an individual prescription (“off-label”) basis. Our treatments are not available from retail pharmacies over the counter, and our treatments are not marketed under a brand name. It is illegal to mass produce our medications, and our medications must be prepared in a regulated facility to specified standards.

Telephone consultation by doctors is legal in Australia and the United Kingdom but is unlawful in other markets. Telephone consultation is a core component of our business.

Our advertisements and marketing are direct to consumers and must comply with consumer-based legislation. This legislation prohibits false and misleading statements from being made in our advertising (amongst other things). Government regulation also restricts the manner in which our advertising may be undertaken due to our treatments containing prescription based medications.

Reports to Security Holders

Annual reports. We deliver annual reports containing audited financial statements to security holders.

Periodic reports and other information. We file annual and quarterly reports, current reports, proxy statements, and information statements with the SEC.

Availability of Filings. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site (http://www.sec.gov) that contains reports and proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors.

In addition to the other information in this Annual Report, the following factors should be considered carefully in evaluating the Company’s business and prospects. THE FOLLOWING MATTERS MAY HAVE A MATERIAL ADVERSE EFFECT ON THE BUSINESS, FINANCIAL CONDITION, LIQUIDITY, RESULTS OF OPERATIONS OR PROSPECTS, FINANCIAL OR OTHERWISE, OF THE COMPANY. REFERENCE TO THIS CAUTIONARY STATEMENT IN THE CONTEXT OF A FORWARD-LOOKING STATEMENT OR STATEMENTS SHALL BE DEEMED TO BE A STATEMENT THAT ANY ONE OR MORE OF THE FOLLOWING FACTORS MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN SUCH FORWARD-LOOKING STATEMENT OR STATEMENTS. We are subject to, among others, the following risks:

Risks Related to our Business

Our business may be adversely affected by competition in the market for the treatment of sexual dysfunction.

Our business is operating in a competitive market in the erectile dysfunction (“ED”) segment, and our competitors have significantly greater resources. It is likely that new competitors will emerge in the short to medium term which may have an adverse impact on our business.

While we do not have any significant current known competitors to our premature ejaculation (“PE”) business in Australia, New Zealand, China or the United Kingdom it is likely that competitors will emerge in the short to medium term which may have an adverse impact on our business. There are various PE treatments under development internationally which may enter the Australian market in the short to medium term and which could impact on our ability to expand our PE business internationally.

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

Our current business model is significantly reliant upon advertising. Changes to the costs associated with that advertising or a decrease in the effectiveness of that advertising could have a significant adverse impact on the revenue and/or profitability of our business.

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

We have established a joint venture to commence operations in China. We are also in the process of exploring several further joint ventures relating to our potential offshore expansion. There can be no assurance that we will find a suitable joint venture partner as a result of our discussions.

Further development of IMT’s technology is also dependent on contractual arrangements with various consultants. In addition, AMI Australia has third party contractor agreements with its doctors and compounding pharmacies. We may incur significant costs if issues or disputes arise in relation to those arrangements and joint ventures. Our future operation, growth and expansion is dependent on the success of those arrangements.

We may be subject to product liability claims, which could negatively impact our profitability.

We arrange for our patients to be treated with pharmaceutical products, which involve risks such as product contamination or spoilage, product tampering and other adulteration of pharmaceutical products. We may be subject to liability if the consumption of any of our products causes injury, illness or death. A significant product liability judgment against us may negatively impact our profitability for a period of time depending on product availability, competitive reaction and consumer attitudes. Even if a product liability claim is unsuccessful or is not fully pursued, any negative publicity surrounding such assertion that products provided through our treatment programs caused illness or injury could adversely affect our reputation with existing and potential patients, including irreparable harm to our corporate and brand image.

We have limited business liability insurance coverage.

We have limited business liability insurance coverage for our operations. Any loss due to business disruption, litigation or natural disaster may exceed or may be excluded from the insurance coverage we have and could result in substantial expenses and a diversion of resources. We do not have liability insurance to cover any operations outside of Australia, New Zealand or the United Kingdom and likely would need to put such insurance in place in the event that we commence operations outside these geographic areas (other than China). We do not have liability insurance policies in place covering our operations in China, nor do we intend to procure such coverage.

We have and may in the future experience negative results from our plans for expansion.

We may, in the future, acquire new Australian clinic facilities and may expand our business beyond Australia, New Zealand, China and the United Kingdom. Entering into any expansion transaction entails many risks, any of which could have a negative impact on our business, including: (a) diversion of management’s attention from other business concerns; (b) failure to integrate the acquired company with our existing business; (c) additional operating expenses not offset by additional revenue; and (d) dilution of our stock as a result of issuing equity securities. Any expansion globally also entails additional risks relating to operating our business in environments with different legal and regulatory systems and business customs than those in Australia, New Zealand and the United Kingdom, incurring additional costs in locating and retaining those professionals with expertise in these area. Significant start up costs likily would be incurred, and it may take time to achieve successful market penetration in new markets. We may discover that global operations are less profitable than existing operations and that losses may be incurred. Our operations in China are subject to substantially different regulatory regimes, market practices and customs different from Australia's, and our initial operations in that jurisdiction have not been profitable. There is a risk that our operations there and in other international areas will continue to be unprofitable.

We may be adversely affected should certain patents expire or if our intellectual property becomes widely available.

We are currently exploiting or planning to exploit patented technology in our existing businesses and intend to continue to exploit such technology we expand further internationally. Our ability to do business in a similar manner may be adversely affected by the expiration of those patents if our competitors utilize such technology to compete with our businesses.

Some of our patent applications have yet to be approved. The inability to obtain patent protection for our technology or misappropriation of our intellectual property could adversely affect our competitive position.

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

We may need to resort to litigation to enforce or to protect our intellectual property rights. In addition, our intellectual property and patents may be claimed to conflict with or infringe upon the patent, trademark or other proprietary rights of third parties. If this occurred, we would need to defend ourselves against such challenges, and such defenses could result in substantial costs and the diversion of resources which could materially harm our business.

Our products require regulatory approval.

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

Under our current business model, our medical formulations are provided through a compounding pharmacy in Australia on an individual prescription basis. We may need to make variations to our business model to commence operations in certain jurisdictions outside Australia, New Zealand and the United Kingdom, and there may be other jurisdictions where we would need to fully comply with clinical trial requirements.

Our nebulizer medical device is currently undergoing an extensive regulatory approval process mandated by the TGA prior to marketing and use in Australia, and, to the extent that our nebulizer is marketed internationally, it will likely have to go through additional regulatory approval by foreign regulatory agencies. This review process can take considerable time and require substantial expense. We must obtain regulatory approval from the respective agencies in countries outside of Australia. We can make no guarantees that such approvals will be granted.

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

We currently anticipate that our available funds and resources, including sales, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months within Australia and New Zealand. We also anticipate that we have sufficient funds to continue to operate in China and the United Kingdom on the present scale, however there is a risk that our budgets may be incorrect and that such finance may prove inadequate or that we may decide to expand more quickly and into other markets and that we may need to raise additional funds in the future in order to fund more research and development and more rapid expansion and to develop new or enhanced products.

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

We are highly dependent on the services of Dr. Jacov (Jack) Vaisman, Mr. Dilip Shrestha and Mr. Forhad (Tony) Khan, as well as the other principal members of our management and scientific staff and the services of Doyle Corporate Pty Limited and its principal Mr. Richard Doyle. The loss of one or more of such persons could substantially impair ongoing operations. Our success depends in large part upon our ability to attract and retain highly qualified personnel. We compete in our hiring efforts with other pharmaceutical and medical treatment companies and we may have to pay higher salaries to attract and retain personnel.

Much of our intellectual property has been devised and developed by Dr. Vaisman and the loss or impairment of his services could significantly affect our ability to fully exploit our intellectual property or affect our ability to develop new intellectual property.

Risks related to our common stock

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

Our common stock is subject to the “penny stock” rules.

Because our common stock is subject to the United States Securities and Exchange Commission’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

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

Efforts to comply with recently enacted changes in securities laws and regulations have required substantial financial and personnel resources, and we still may fail to comply.

As directed by the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on our internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing our financial statements must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting.

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

Risks associated with doing business in Australia and other foreign countries

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

AMI Australia is incorporated in Australia. None of our executive officers and directors are United States residents. Therefore, it may be difficult for an investor, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws in an Australian court against us, our executive officers or directors, or any of those persons or to effect service of process upon these persons in the United States.

Additionally, it may be difficult for an investor to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Australia. It may be difficult to enforce a judgment in the United States against us and most of our officers and directors or to assert U.S. securities laws claims in Australia or serve process on most of our officers and directors.

We may experience an impact due to Australian, New Zealand, Chinese or United Kingdom regulation of the pharmaceutical and/or medical services industry.

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

Australia is a country with a population of approximately 22 million people. There are a limited number of people who are candidates for our treatments. We are subject to increased risks  of market saturation, as we continue to treat more patients in Australia.

Potential intellectual property claim may adversely affect expansion into North America.

MedCare Centers of America, Inc. (“MedCare”), a Florida based company, has contended that, in 2000, Dr. Vaisman, acting as an individual, and others provided MedCare an exclusive license for his ED treatments in North America. Were MedCare’s rights to prove enforceable as against us, this could severely restrict the growth prospects otherwise represented by the North American market. Although Dr. Vaisman disputes the validity of the purported license agreement, he has, nevertheless, served MedCare with a notice of termination which notice expired on July 22, 2006 without any response from MedCare. It is possible that MedCare may contest this termination at some time in the future, and there can be no guarantee as to the outcome of this potential dispute. Based, among other things, upon MedCare’s failure to take any steps to exploit the rights it claims to have, its failure to pay any royalties whatsoever to Dr. Vaisman, and its failure to enforce its purported rights against at least one third party, we believe Dr. Vaisman’s letter of termination to be valid. Nonetheless, we believe that if the matter proceeds to litigation and a court ruled in favor of MedCare, our ability to offer ED treatments in North America may be adversely affected.

Fluctuations in currency exchange rates may adversely affect the demand for our services by increasing the price of our services in the currency of the countries in which the services are marketed.

Our consolidated financial statements are presented in Australian and U.S. dollars. Fluctuations in the rates of exchange between U.S. dollar and other foreign currencies may negatively impact our financial condition and results of operations. As we expand our presence into international markets, we expect the percentage of both our revenues and expenditures denominated in non-Australian dollars to increase. For the foreseeable future, we expect our expenditures to be predominantly denominated in Australian dollars, resulting primarily from our activities in Australia, and expect capital expenditures to be denominated in Australian dollars. Our expansion into China and the United Kingdom will also expose us to currency fluctuations relating to Chinese Renmimbi and UK Pounds.

We are subject to a risk that our current patent applications may not be granted.

We have pending certain patents relating to the treatment of premature ejaculation. We can make no guarantee that these patents will be granted, and, if the patents are rejected, the intellectual property underlying these patents will then reside within the public domain, and we would not have any protection from competition using the intellectual property. While the Company believes that formulation secrets not contained in the patent applications will create a barrier to entry, there can be no guarantee that such a barrier will prove sufficient. In the event that such competition were to arise, our market share, pricing power, profitability and prospects as a going concern could be adversely affected.

We are subject to risks associated with our method of patient consultation. We may experience risks due to dispensing medication through prescriptions written by our doctors after our over-the-phone consultations.

We retain doctors to consult with patients over the phone and to write prescriptions on the basis of these telephone consultations. Telephone diagnosis and prescription is widely considered, in many countries including Australia, appropriate for some ailments but not for others. Telephone diagnosis and prescription written as a result of such consultation may be deemed unsuitable either in general or for those treatments that we provide, and, as a result, we have assumed this risk in our current business model. If over-the-phone diagnosis and prescriptions were prohibited, we could be subject to a substantial increase in costs due to the need for full-time physicians at each clinic, and, we could lose sales as a result of potential customers being unable or unwilling to see a doctor in person. Such a requirement could significantly impair our future profitability and prospects as a going concern.

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

We believe it is imperative to our long term success that we obtain significant market share for our services outside Australia before other competitors enter the market. Therefore, we must quickly establish recognition of our brand outside Australia. This will require us to must make substantial expenditures on product development, strategic relationships and marketing initiatives in new markets. In addition, we must devote significant resources to ensure that our customers are provided with a high quality product and a high level of customer service. Many of our potential competitors may have substantially greater financial, marketing and other resources and potentially greater access to content and distribution channels than we have. We cannot be certain that we will have sufficient resources to achieve the early and widespread brand recognition that we believe necessary to realize commercial acceptance of our services.

Regulations in international markets relating to advertising could adversely affect our business.

Our business model is dependent upon advertising and marketing. We might not be able to use our current model internationally, due to regulatory requirements in the relevant jurisdictions. In certain countries (including Australia), advertisers, advertising agencies and companies that engage in advertising activities are liable for the accuracy of the content of advertisements, and they must ensure that the advertised products, activities and services are in full compliance with applicable law. We do not plan to do business in countries in which the advertising of our services and/or pharmaceuticals in the manner we advertise in Australia would be illegal. If we are found to be in breach of advertising law requirements, we could be subject to liability and penalties under the respected laws of such country. These penalties may include fines, confiscation of profits, order to cease the dissemination of the advertisement and orders to publish an advertisement correcting the misleading information. Any such action by any relevant regulatory body, whether or not it is ultimately successful, could distract management attention and have a material adverse effect on our business and financial condition or results of operations.

Regulations in international markets relating to pharmaceuticals could adversely affect our business.

Our business model is dependant upon the distribution of pharmaceutical prescriptions. We might not be able to use our current model internationally. In certain countries, we may be subject to state or national laws governing the distribution and compounding of pharmaceuticals. We may be required to expend substantial unforeseen resources to comply with such regulations. Failure to comply with such regulations could cause a significant disruption in our business domestically and internationally as it could distract management attention and have a material adverse effect on our business and financial condition or results of operations.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

As of June 30, 2008, AMI had leasehold interests in 19 Australian properties and one New Zealand property, being the 20 clinics used to operate the business in New Zealand and Australia. There are no encumbrances over AMI’s interest in these properties. AMI’s principal executive office is located at Suite 1, Level 1, 204-218 Botany Road, Alexandria New South Wales, Australia. AMI’s principal executive office houses AMI’s corporate head office, its centralized call center and some of AMI’s licensed doctors, nursing staff and sales and administration staff.

AMI’s clinics are located at:

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
Cairns, Regional Queensland
Kallangur, Queensland
Townsville, Regional Queensland
Upper Mt Gravatt, South Brisbane, Queensland

South Australia
Adelaide, South Australia

Victoria
St Kilda, Melbourne, Victoria
Mitcham, Melbourne, Victoria
Dandenong, Melbourne, Victoria

Western Australia
Perth, Western Australia (2 clinics)

New Zealand
Auckland, North Island, New Zealand

China
Shenzhen, China

United Kingdom
London, England
Twickenham, England

In addition, the Company presently utilizes office space of our registered agent representative in the State of Nevada at 6767 Tropicana Avenue, Suite 207, Las Vegas, Nevada 89103 as our US registered office.

Item 3.	Legal Proceedings.

As of June 30, 2008, there was no material litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries.

Item 4.	Submission of Matters to Vote of Security Holders.

At the Annual Meeting of Shareholders held on August 19, 2008, Jack Vaisman, Tony Khan, Anatoly Fanshil and Spiro Baramalis were elected to serve as directors for a one year term. 33,457,076 shares were voted for election of each of the nominees; there were no votes against and no abstentions.

Also at the Annual Meeting of Shareholders, the ratification of the selection of Kabani & Company, Inc., as independent public accountants for the corporation for the fiscal year ending June 30, 2009 was approved. 33,457,076 shares were voted in favor of ratification; there were no votes against and no abstentions.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our Common Stock is listed on the OTC Bulletin Board under the symbol “AVMD.OB”. The following sets forth, for the periods indicated, the high and low bids price for our Common Stock as reported for the prior two fiscal years. The quotations set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ending:	High	Low

September 30, 2006	$2.00	$0.01
December 31, 2006	$1.10	$0.35
March 31, 2007	$0.82	$0.52
June 30, 2007	$0.75	$0.10

September 30, 2007	$0.20	$0.10
December 31, 2007	$0.40	$0.101
March 31, 2008	$0.39	$0.15
June 30, 2008	$0.35	$0.15

As of September 15, 2008 there were 319 shareholders of record of our common stock.

We have not paid any stock dividends or cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

We do not have any equity compensation plans.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Special Note on Forward-Looking Statements. Some of the statements contained in this annual report on Form 10-K that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this annual report Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	The intensity of competition; and
•	General economic conditions.

All written and oral forward-looking statements made in connection with this annual report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” for a more detailed discussion of uncertainties and risks that may have an impact on future results.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

Basis of Accounting

The accompanying financial statements are prepared on an accrual basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI Australia Holdings Pty Limited, AMI Management Services Pty Limited (“AMI MS”) and AMI International Pty Limited (“AMI International”) and their direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”), Intelligent Medical Technologies Pty Ltd (“IMT”), Ai Te Wei (Beijing) Medicine Consulting Company, AMI Japan Kabushiki Gaisya (75% owned), AMI Clinic Limited (“AMI UK”) and AMI Australia’s 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity). All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Revenue Recognition

Sales are reported as deferred income when the sales contracts are executed and the term of the contract exceeds three months. Up to three months of medication is delivered to the patient upon the signing of a contract. Generally the terms of the treatment contracts are up to one year, but they can be for longer periods of time. The deferred income arising from the contracts that exceed three months is then amortized, on a straight line basis, into income during the approximated composite remaining medication delivery period. This approximated composite is an estimate that may vary from period to period.

Income Tax

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only as to nominal rates but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes”.

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market value. Management compares the cost of inventories with the market value, and allowance is made for writing down our inventories to market value, if lower. As of June 30, 2008 and 2007 inventory consisted only of finished goods.

Property and Equipment

Equipment placed in service is depreciated over the estimated useful lives of the assets, using the reducing balance method.

Property and equipment are carried at the lesser of cost and written down value. Expenditures for maintenance and repairs are expensed as incurred and expenditures for major renewals and betterments are capitalized. Assets retired or sold are removed from the property accounts, with gains or losses on disposal included in income.

Exchange Gain (Loss)

During the years ended June 30, 2008 and 2007, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of June 30, 2008, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated. Such financial statements were translated into the functional currency in Australian Dollars (AUD) and thereafter to reporting currency in U.S. Dollars (USD) in accordance with SFAS No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the SFAS, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity (deficit).

Research and Development Costs

Research and development costs are charged against income from ordinary activities before income tax as incurred.

Intangible assets

The Company applies the criteria specified in SFAS No. 141, “Business Combinations,” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill, if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). Intangible assets, such as purchased technology, trademarks, customer lists, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and, if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Goodwill, trademarks, and other intangible assets determined to have indefinite useful lives are not amortized. We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired. Goodwill, trademarks, patents and other intangible assets determined to have definite lives are amortized over their estimated useful lives or the life of the trademark, patent, or other intangible asset, whichever is less.

Long-Lived Assets

Effective January 1, 2002, the Company adopted SFAS 144, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

Segment Reporting

SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” (“SFAS 131”) requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings per share” (“SFAS 128”). SFAS 128 superseded Accounting Principles Board Opinion No.15. Net loss per share for all periods presented has been restated to reflect the adoption of SFAS 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Accounting Treatment of the AMI Australia Acquisition Transaction

The Share Exchange with AMI Australia has been accounted for as a reverse acquisition, with the Company being the surviving company. Pursuant to the Exchange Agreement, AMI Australia’s  shareholders exercise control over the Company. The Share Exchange has been deemed to be a capital transaction where the Company is treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, AMI Australia will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Currency Conversion

As of the years ended June 30, 2008 and 2007, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD). Such financial statements were translated into US Dollars (USD) in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 152”), with the AUD as the functional currency. According to SFAS 52, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.96150) as of June 30, 2008. Stockholder’s equity is translated at the historical exchange rates, and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Twelve months ended June 30,
	2008	2007
Cost of Revenue	22.3%	24.8%
Gross Profit	77.7%	75.2%
Selling General and administrative expenses	72.4%	72.3%
Other income and expenses	(0.3)%	0.2%
Discontinued operation	(0.7)%	(4.5)%
Income before income tax	4.3%	(1.4)%
Income tax expenses	2.4%	2.1%
Net Income	1.9%	(3.5)%

Liquidity and Capital Resources

As of June 30, 2008, we had total liabilities of $21,887,563, including unearned revenue of $6,922,800, and we had a positive net worth of $33,474,159. As of June 30, 2007, we had total liabilities of $14,986,821 including unearned revenue of $5,101,288 and a positive net worth of $28,678,386. As at June 30, 2008 our total current assets were $23,244,656, our total current liabilities were $18,040,635 and our net current assets were $5,204,021.

Our aggregate cash balance as at June 30, 2008 was $3,127,029. We forecast that we will be able to generate sufficient funds from our business to fund our operations in the ordinary course during the next 12 months. Management has expanded our business into China and the United Kingdom and is considering further international expansion through either establishing new clinic operations or by licensing the intellectual property for use in territories in which we do not have clinics.

In the event that we continue to expand our business, we may need to raise debt or equity funding to undertake such expansion. However, there can be no assurance that we can or will obtain sufficient funds from operations or from additional financings on terms acceptable to us. If we are unable to obtain sufficient additional financing, we may not be able to expand our operations as considered or we could be required to reduce spending and operations.

TWELVE MONTHS ENDED JUNE 30, 2008 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2007

REVENUE. Revenue was $51,903,527 in the 12 months ended June 30, 2008 compared to $38,156,967 in the 12 months ended June 30, 2007, an increase of $13,746,560 or 36.0%. The increase is primarily attributable to the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products. Part of the increase is also due to a significant increase in the A$:US$ exchange rate during the relevant period.

We recognize all expenses on the date they are incurred regardless whether they relate to recognized or unearned revenue, whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, our unearned revenue during the 12 months ended June 30, 2008 increased by $1,821,512 to $6,922,800 for the 12 months ending June 30, 2007. The increase in unearned revenue in the 12-month period is primarily attributed to the increase in the number of patients seeking treatment programs from us over the same period in 2007. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products. Part of the increase is also due to a significant increase in the A$:US$ exchange rate during the relevant period.

Revenue in AMI Australia’s premature ejaculation (“PE”) treatment programs has increased by $5,324,396, or 28.5%, to $24,034,165, and revenue in AMI Australia’s erectile dysfunction (“ED”) treatment programs has increased by $6,025,771, or 33.0%, to $24,302,733, in the 12 months ended June 30, 2008, compared to the 12 months ended June 30, 2007. AMI Australia also generated $3,566,629 in revenue from its prostate programs in the 12 months ended June 30, 2008, compared to $1,320,096 in the 12 months ended June 30, 2007, an increase of 170.2%.

Revenue in our Australian operations was $50,572,312 in the 12 months ended June 30, 2008, compared to $37,245,631 during the 12 months ended June 30, 2007, an increase of $13,326,681, or 35.8%. The increase in revenue is primarily attributable to the increase in the number of patients seeking treatment from us during the 12 months ended June 30, 2008 over the same period in 2007. We attribute this increase to the following factors: (1) effectiveness advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products. Part of the increase is also due to a significant increase in the A$:US$ exchange rate during the relevant period.

Revenue in our New Zealand operations was $1,275,681 in the 12 months ended June 30, 2008, compared to $871,605 during the 12 months ended June 30, 2007, an increase of $404,076 or 46.4%. The increase in revenue in the 12-month period is primarily attributable to the increase in the number of patients seeking treatment from us during the 12 months ended June 30, 2008 over the same period in 2007. We attribute this increase to the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our Chinese operations was $55,534 in the 12 months ended June 30, 2008, compared to $39,730 during the 12 months ended June 30, 2007. The increase in revenue in the 12-month period is primarily attributable to an increase in the number of patients seeking treatment from us during the year ended June 30, 2008 compared to the same period in 2007.

COST OF REVENUE. Cost of revenue increased to $11,504,761 in the 12 months ended June 30, 2008 compared to $9,313,044 in the 12 months ended June 30, 2007, primarily as a result of an increase in doctor consultancy fees and medication costs during the period. These additional costs were incurred as a result of the additional treatment programs sold during the 12-month period. As a percentage of revenue, cost of revenue was 22.3% in the 12 months ended June 30, 2008 compared to 24.8% in the 12 months ended June 30, 2007. The decrease in the cost of revenue percentage by 2.5% and is primarily attributable to decrease in expenditures on our unprofitable Chinese and discontinued Japanese operations.

GROSS PROFIT. Gross profit was $40,305,598 in the 12 months ended June 30, 2008, compared to $28,699,647in the 12 months ended June 30, 2007. As a percentage of revenue, gross profit increased to 77.7% in the 12 months ended June 30, 2008, from 75.2% in the 12 months ended June 30, 2007. The 2.5% increase in the gross profit percentage is primarily attributable to decrease in expenditures on our unprofitable Chinese and discontinued Japanese operations.

Gross profit in our Australian operations was $39,067,551 in the 12 months ended June 30, 2008, compared to $27,932,587 in the 12 months ended June 30, 2007. This increase is mainly attributable to an increase in revenue in the business, without additional fixed costs being incurred.

Gross profit in our New Zealand operations was $1,183,283 in the 12 months ended June 30, 2008, compared to a gross profit of $790,752 in the 12 months ended June 30, 2007. This is primarily attributable to an increase in revenue in the business without additional fixed costs being incurred.

Gross profit in our Chinese operations was $54,764 in the 12 months ended June 30, 2008, compared to ($23,692) in the 12 months ended June 30, 2007. The principal reason is because of an improvement in revenue through sales being generated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $37,597,347 in the 12 months ended June 30, 2008, compared to $27,569,036 in the 12 months ended June 30, 2007. As a percentage of revenue, selling, general and administrative expenses increased to 72.4% in the 12 months ended June 30, 2008, from 72.3% in the 12 months ended June 30, 2007. The percentage change was not material.

Selling, general and administrative expenses in our Chinese operations were $741,071 in the 12 months ended June 30, 2008, compared to $929,729 in the 12 months ended June 30, 2007. Major expenses incurred were staff costs and advertising expenses.

OTHER INCOME AND EXPENSES. Other income and expenses were $(113,388) in the 12 months ended June 30, 2008, compared to $70,585 in the 12 months ended June 30, 2007. As a percentage of revenues, other income and expenses decreased to (0.3)% in the 12 months ended June 30, 2008, from 0.2% in the 12 months ended June 30, 2007. The decrease is due to the decrease in the income received by the Company from the Heart Check Group and the increase in interest paid on the Company’s secured long term loan.

NET INCOME (LOSS) BEFORE INCOME TAX AND INCOME TAX EXPENSES. Net income before income tax was $2,252,458 in the 12 months ended June 30, 2008, compared to ($550,831) in the 12 months ended June 30, 2007. This improvement is due to significant expansion in the Company’s profitable Australian operations and the Company's, substantially decreasing expenditures in its unprofitable Chinese operations.

Net income before income tax in our Australian operations was $4,312,262 in the 12 months ended June 30, 2008, compared to $2,452,564 in the 12 months ended June 30, 2007. This increase is mainly attributable to increased  revenue in Australia.

Net loss before income tax in our New Zealand operations was ($615,443) in the 12 months ended June 30, 2008, compared to a net loss ($112,711) in the 12 months ended June 30, 2007. This increase is attributable to an increase in advertising expenses without as significant an increase in revenue.

Net loss before income tax in our Chinese operations was ($741,068) in the 12 months ended June 30, 2008, compared to ($953,513) in the 12 months ended June 30, 2007. The principal reason for the reduction in net loss is that we have reduced the amount of expenditure into our China operations.

Income tax expenses were $1,257,679 in the 12 months ended June 30, 2008, compared to $769,691 in the 12 months ended June 30, 2007. This increase is attributable to the increasing profitability of the Company’s Australian business. As a percentage of gross income, income tax expense decreased from 2.4% to 2.1%, attributable to a lower proportion of expenses being incurred in offshore jurisdictions that cannot be offset against Australian income tax expenses. Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME (LOSS). Net income was $994,779 in the 12 months ended June 30, 2008, compared ($1,320,522) in the 12 months ended June 30, 2007. The improvement is attributable to significant expansion in the Company’s profitable Australian operations and the Company substantially decreasing expenditure on its unprofitable Chinese operations.

Net income in our Australian operations was $3,054,583 in the 12 months ended June 30, 2008, compared to $1,682,873 in the 12 months ended June 30, 2007. This increase is mainly attributable to the increase in revenue in Australia.

Net loss in our New Zealand operations was ($615,443) in the 12 months ended June 30, 2008, compared to a net loss ($112,711) in the 12 months ended June 30, 2007. This increase is attributable to the increase in advertising expenses.

Net loss in our Chinese operations was ($741,068) in the 12 months ended June 30, 2008, compared to ($953,513) in the 12 months ended June 30, 2007. The principal reason for the decrease in the net loss is because we have reduced the amount of expenditure into our China operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer, (i) are responsible for establishing and maintaining adequate internal control over financial reporting of the Company and (ii) have evaluated the effectiveness of our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the 1934 Act as of the end of the period covered by this Annual Report ("Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the 1934 Act, except as discussed below.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP)

As of June 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the audit of our financial statements as of June 30, 2008 and communicated to our management.

Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management's goals are to have a functional audit committee and a majority of outside directors on the Company's board of directors when funds are available.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

(b) Changes in Internal Controls.

In addition, no change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the fourth quarter of the year ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information appearing in the Proxy Statement under the caption ELECTION OF DIRECTORS — Management; Compliance with Section 16(a) of Exchange Act; Code of Ethics; and Board and Committee Meetings – Audit Committee, is incorporated herein by reference.

Item 11.	Executive Compensation.

The information appearing in the Proxy Statement under the caption EXECUTIVE COMPENSATION is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information appearing in the Proxy Statement under the caption SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information appearing in the Proxy Statement under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, and the third and fourth sentences of the first paragraph under the caption ELECTION OF DIRECTORS — Board and Committee Meetings – Audit Committee is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information appearing in the Proxy Statement under the caption RATIFICATION OF THE APPOINTMENT OF THE INDEPENDENT PUBLIC ACCOUNTANTS is incorporated herein by reference.

PART IV

Item 15.	Exhibits Financial Statement Schedules.

(a) The following are filed with this report:

(1) The financial statements listed on the Financial Statements Table of Contents

(2) Not applicable

(3) The exhibits referred to below, which include the following managerial contracts or compensatory plans or arrangements:

•	Employment Agreement between AMI Australia and Forhad (Tony) Khan dated July 30, 2005
•	Employment Agreement between AMI Australia and Dilip Shrestha dated July 30, 2005
•	Employment Agreement between AMI Australia and Jacov (Jack) Vaisman dated July 30, 2005

(b) The exhibits listed on the Exhibit Index are filed as part of this report.

(c) Not applicable.

EXHIBIT INDEX

Exhibit Number	Description
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

10.7

Loan Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST – Super dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.2 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.8

Loan Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST – Pension dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.3 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.9

Fixed and Floating Charge Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST – Super dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.4 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.10

Fixed and Floating Charge Agreement between AMI Australia and ANZ Nominees Limited as Custodian for the Professional Pension PST – Pension dated September 8, 2006 (incorporated herewith by reference to Exhibit 10.5 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated September 8, 2006 and filed with the Securities and Exchange Commission on September 11, 2006).

10.11

Consulting Agreement between the Company and the Heartcheck Group dated February 12, 2007 (incorporated herewith by reference to Exhibit 10.11 to Advanced Medical Institute Inc.’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 15, 2007).

10.12
Option Agreement between Worldwide PE Patent Holdco Pty Limited and AMI Group Limited dated May 2, 2007 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated May 2, 2007 and filed with the Securities and Exchange Commission on May 3, 2007).

10.13
Share Sale Agreement, dated as of April 30, 2008 (incorporated herewith by reference to Exhibit 10.13 to Advanced Medical Institute Inc.’s Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on October 15, 2007).

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Company has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL INSTITUTE INC.

Date: October 14, 2008	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 14, 2008	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman Chief Executive Officer and President

Date: October 14, 2008	By:	/s/ Dilip Shrestha
Dilip Shrestha Chief Financial Officer
Date: October 14, 2008	By:	/s/ Forhad (Tony) Kahn
Forhad (Tony) Kahn Executive Vice President and Secretary
Date: October 14, 2008	By:	/s/ Anatoly Fanshil
Anatoly Fanshil Director
Date: October 14, 2008	By:	/s/ Spiro Baramilis
Spiro Baramilis Director

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

FINANCIAL REPORT
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanced Medical Institute, Inc.

We have audited the accompanying consolidated balance sheet of Advanced Medical Institute, Inc. and its subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Institute, Inc. and its subsidiaries as of June 30, 2008, and the results of its operations and its cash flows for the years ended June 30, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

October 2, 2008

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
AS AT JUNE 30, 2008

	Notes
CURRENT ASSETS
Cash & cash equivalent		$3,127,029
Receivables, net		18,196,314
Receivables due from related parties	12	751,034
Inventory		468,950
Other assets	3	701,329

TOTAL CURRENT ASSETS		23,244,656

NON-CURRENT ASSETS
Security deposits		124,569
Property, plant and equipment, net	4	1,314,825
Net assets held for disposition	11	396,332
Intangible assets, net	2	30,281,340

TOTAL NON-CURRENT ASSETS		32,117,066

TOTAL ASSETS		$55,361,722

CURRENT LIABILITIES
Unearned revenue		$6,922,800
Accounts payables & accrued expenses	6	9,874,446
Interest bearing liabilities – current	5	422,715
Income taxes payable		820,674

TOTAL CURRENT LIABILITIES		18,040,635

NON-CURRENT LIABILITIES
Interest bearing liabilities – non current	5	1,523,716
Deferred tax liabilities	14	2,323,212

TOTAL NON-CURRENT LIABILITIES		3,846,928

TOTAL LIABILITIES		21,887,563

COMMITMENTS & CONTINGENCIES		-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 90,000,000 shares authorized, 53,507,450 issued and outstanding		53,507
Additional paid in capital		24,149,420
Other comprehensive income	16	6,972,500
Retained earnings		2,298,732

TOTAL STOCKHOLDERS’ EQUITY		33,474,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$55,361,722

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

NET REVENUES	$51,903,527	$38,156,967

COST OF REVENUES	11,597,929	9,457,320

GROSS PROFIT	40,305,598	28,699,647

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	37,597,347	26,925,368
Impairment loss	-	643,668
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	37,597,347	27,569,036

OPERATING INCOME	2,708,251	1,130,611

OTHER INCOME AND EXPENSE
Rental income	-	14,722
Bank interest	92,499	49,172
Sundry income	23,779	88,272
Management fee income	33,813	122,765
Interest expense	(263,479)	(204,806)

TOTAL OTHER INCOME AND EXPENSE	(113,388)	70,585

INCOME FROM CONTINUED OPERATIONS BEFORE INCOME TAXES	2,594,863	1,201,196
INCOME TAX EXPENSE	(1,257,679)	(769,691)
INCOME FROM CONTINUED OPERATIONS	1,337,184	431,505
LOSS FROM DISCONTINUED OPERATIONS	(342,405)	(1,752,027)
NET INCOME (LOSS)	994,779	(1,320,522)

Other Comprehensive item – Foreign currency translation income	3,800,994	3,375,989

Net Comprehensive Income	$4,795,773	$2,055,467

Earnings (loss) per share, continued operations	$0.03	$0.01
Earnings (loss) per share, discontinued operations	(0.01)	(0.04)

Earnings (loss) per share, basic & diluted	$0.02	$(0.03)

Weighted average number of shares outstanding, basic	53,507,450	50,346,964

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance June 30, 2006	37,482,450	$37,482	$8,040,445	$(204,483)	$2,624,475	$10,497,919
Issuance of stock	16,025,000	16,025	16,108,975	-	-	16,125,000
Other comprehensive income	-	-	-	3,375,989	-	3,375,989
Net income, June 30, 2007	-	-	-	-	(1,320,522)	(1,320,522)

Balance June 30, 2007	53,507,450	53,507	24,149,420	3,171,506	1,303,953	28,678,386
Other comprehensive income	-	-	-	3,800,994	-	3,800,994
Net loss, June 30, 2008	-	-	-	-	994,779	994,779

Balance June 30, 2008	53,507,450	$53,507	$24,149,420	$6,972,500	$2,298,732	$33,474,159

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	2008	2007

Cash Flows from Operating Activities

Receipts from customers	$43,664,868	$32,399,025
Interest received	89,200	48,898
Interest paid	(263,482)	(577,480)
Payment to suppliers & employees	(39,119,615)	(30,495,606)
Income tax paid	(214,786)	(234,127)

Net cash provided by operating activities of continued operations	4,156,185	1,140,710
Net cash (used in) provided by discontinued operation	(609,639)	73,517

Net cash provided by operating activities	3,546,546	1,214,227

Cash Flows from Investing Activities

Payment for property, plant & equipment	(346,712)	(284,654)
Purchase of intangible assets	(93,819)	(2,349,477)

Net cash used in investing activities	(440,531)	(2,634,131)

Cash Flows From Financing Activities
Proceeds from borrowings	-	2,357,760
Repayment of borrowings	(869,468)	(228,461)

Net cash (used in) provided by financing activities	(869,468)	2,129,299

Net increase in cash and cash equivalent	2,236,547	709,395
Effect of exchange rate changes on cash and cash equivalent	153,099	(1,075,255)
Cash & cash equivalent at beginning of year	737,383	1,103,243

Cash & cash equivalent at end of year	$3,127,029	$737,383

NON-CASH INVESTING & FINANCING ACTIVITY:
1) Assets acquired under capital leases $48,740
2) The Company issued 16,125,000 shares to the shareholders of Worldwide PE Patent Holdco Pty Limited as part of acquisition of that entity on September 8, 2006.

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008 AND 2007

	June 30, 2008	June 30, 2007

Reconciliation of Cash

Cash at the end of financial year as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash	$3,127,029	$737,383

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income (Loss)	994,779	(1,320,522)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization expense	1,795,148	1,339,003
Provision for doubtful debt	4,917,980	4,696,994
Impairment loss	-	643,668

Changes in Assets and Liabilities
Increase in current inventories	(152,377)	(29,926)
Increase in receivables	(9,202,808)	(6,409,081)
Increase in deferred tax liabilities	580,143	436,182
Increase in unearned revenue	1,066,787	539,141
Increase in payables	3,312,121	971,516
Decrease (Increase) in rental deposit received	2,959	(5,972)
Increase in provisions for compensated absences	397,768	133,601
Increase in income tax payable	462,528	146,106

Net cash provided by operating activities of continued operations	4,175,028	1,140,710
Net cash used in operating activities of discontinued operation	(609,639)	73,517

Cash Flows Provided by Operating Activities	$3,565,389	$1,214,227

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2008 AND 2007

1.	NATURE OF BUSINESS

We were originally incorporated under the name of Hawksdale Financial Visions, Inc. on December 6, 1996 under the laws of the State of Nevada. We were involved in the business of timeshares, but became dormant on March 31, 1997, and until January 28, 2005, we were a “blank check” company with nominal assets. On October 15, 2004, we changed our name to “Advanced Medical Institute Inc.”

On March 21, 2005, we completed a Share Exchange Agreement (the “Exchange Agreement”) with Advanced Medical Institute Pty Limited, a privately owned Australian company (“AMI Australia”), whereby AMI Australia became our wholly owned subsidiary.

On November 17, 2005 we entered into a Share Exchange Agreement (the “Second Exchange Agreement”) with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent Holdco”), whereby PE Patent Holdco became our wholly-owned subsidiary.

On September 8, 2006, we entered into a Share Exchange Agreement (the “Third Exchange Agreement”) with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), whereby Worldwide PE became our wholly owned subsidiary.

Business Overview

AMI is a service provider company, which arranges for patients with sexual dysfunction and prostate problems in Australia, New Zealand, China and the United Kingdom to be provided with medical services, pharmaceuticals and associated clinical support services.

On September 15, 2008, we announced expansion of our operations to the United Kingdom where we opened up our treatment centers, contracts with independent doctors and pharmacies and begun airing infomercials throughout the country.

For the year ended June 30, 2008, AMI’s revenues were approximately $51.9 million.

Principal Products and Services

AMI provides a variety of treatment programs to its customers, via its call center and clinics, for the treatment of sexual dysfunction and prostate problems. A patient is diagnosed by telephone or in person at a clinic, in either case, by a licensed physician, who sends a prescription directly to a compounding pharmacy under contract with AMI to prepare the formulation. The prescription is delivered to the patient, or the patient may pick up the prescription at the clinic. The patient pays for treatments for a specified treatment period, during which the formulations may be varied to best suit the patient’s needs.

Our physicians prescribe varying combinations or dosages of medications for erectile dysfunction (predominantly phentalomine, apomorphine or a combination of them), premature ejaculation (predominantly clomipramine) and prostate problems (mixture of medicinal herbs). Our compound formulations have not been subject to any clinical trial, but may lawfully be prescribed on an individual prescription (“off-label”) basis in each country in which we operate.

The effectiveness of AMI’s treatment programs depend highly on the delivery system. These include:

(a)	injections, nasal spray, lozenges, tablets and gels for the treatment of erectile dysfunction;

(b)	injections, nasal spray, lozenges and gels for the treatment of premature ejaculation;

(c)	topical gels for the treatment of female sexual arousal dysfunction; and

(d)	an oral elixir for the treatment of prostate problems.

New Products and Services

On July 29, 2008, AMI announced the development of new transdermal gel used to treat premature ejaculation and erectile dysfunction in men as well as sexual arousal dysfunction in women.

Since 2003, AMI’s subsidiary, Intelligent Medical Technologies Pty Limited (“IMT”) has been developing an ultrasonic nebulizer which will deliver drugs to the lungs. The group’s intention is to use this delivery system to administer its compound formulations. In order to utilize this delivery system IMT needs to obtain regulatory approval of the nebulizer as a medical device. IMT has been working on this process for the last 3 years however IMT has not yet completed such process.

Distribution

AMI currently operates a centralized call center and 20 clinics offices throughout Australia and New Zealand. AMI has an arrangement with two hospitals in Beijing where Chinese patients are treated, and AMI has recently established 2 clinics in the United Kingdom to service UK patients. AMI’s products and services are only available by prescription and are sold on an “off-label” basis. AMI Australia’s treatment programs are generally available in the same manner through its medical clinics and its over-the-phone sales and marketing program.

Subsidiaries of the Company

Following are the significant Subsidiaries of the Company and AMI Australia

The Company’s subsidiaries are AMI Australia, AMI International Pty Limited and AMI Management Services Pty Limited.

AMI Australia’s subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco, Worldwide PE, Advanced Medical Institute (NZ) Limited, IMT.

AMI International’s subsidiaries are AMI China and AMI Clinic Limited.

On February 4, 2008, AMI discontinued operations of AMI Japan Kabushiki Gaisya .

AMI International Pty Limited was established to hold the Group’s shareholdings in the Chinese company established to conduct operations in that jurisdiction.

AMI Management Services Pty Limited provides treasury and management services to AMI Australia and its subsidiaries.

Advanced Medical Institute (NZ) Limited conducts the group’s business in New Zealand.

Ai Te Wei (Beijing) Medicine Consulting Company conducts the group’s business in China.

During September 2006, AMI commenced a not-for-profit division of the Company, AMI-SCI that provides treatment options to men who have sustained a spinal cord injury.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2008

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

The Company is planning to to dispose off its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity) in the subsequent period and re-classed the assets of Whygo as ‘Net Assets held for disposition’ in the accompanied financial statements.

The Company also re-classed assets of its 75% owned subsidiary AMI Japan, which was discontinued during the reporting period, to ‘Assets held for disposition’.

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

Advertising Expense

Advertising costs are charged to expense as they are incurred. Advertising expense is $17.9 million in financial year 2008 and $13.0 million in financial year 2007.

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

Accounts Receivable

Accounts receivable are sales for the year, net of sales refund, cancellation, unearned revenue and provision for doubtful debt. The Company estimates provision for doubtful debts based on the historical results. Allowance for bad debt is $14.2 million in financial year 2008.

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market. Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower. As of June 30, 2008 inventory consisted only of finished goods:

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

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Entitlements

Contributions are made to an employee superannuation fund and are charged as expenses when incurred.

Exchange Gain (Loss)

During the fiscal year ended June 30, 2008 and 2007, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of June 30, 2008, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated. Such financial statements were translated into the functional currency in Australian Dollars (AUD) and thereafter to reporting currency in U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

Research and Development Costs

Research and development costs are charged against income from ordinary activities before income tax as incurred. Research and development costs are $0.2 million in financial year 2008 and $0.2 million in financial year 2007.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2008

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

At June 30, 2008, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net
			Recorded in prior year
Amortized intangibles:
Patents	$11,156,809	$(1,376,049)	$(787,469)	$8,993,291
Intellectual Properties	19,427,611	(1,917,006)	-	17,510,605
Computer Software	473,174	(287,994)	-	185,180

Unamortized intangibles:
Intellectual Properties	3,592,264	-	-	3,592,264

	$34,649,859	$(3,581,049)	$(787,469)	$30,281,340

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

Amortization expense from continuing operation for the year ended June 30, 2008 and 2007 was $1,795,148 and $1,339,737 respectively. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending June 30,	Annual Amount

2009	$1,618,000
2010	$1,618,000
2011	$1,618,000
2012	$1,618,000
2013	$1,618,000

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

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
JUNE 30, 2008

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

Recent Pronoucements

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

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2008

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronoucements (Continued)

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

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles”. The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

In May 2008, FASB issued SFASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT

JUNE 30, 2008

3.	OTHER ASSETS

Following is the summary of other assets as of June 30, 2008

Bank guarantees	$112,256
Advances and prepayments	23,220
Other receivables	67,305
Other debtors	498,548
Total	$701,329

4.	PROPERTY, PLANT AND EQUIPMENT

June 30, 2008

Leasehold improvements at cost	$557,408
Less: Accumulated depreciation	118,234
439,174

Motor Vehicles	89,884
Less: Accumulated Depreciation	36,316
53,568

Office Furniture & Equipment	803,398
Less: Accumulated Depreciation	177,720
625,678

Computer Hardware – at Cost	462,013
Less: Accumulated Depreciation	318,141
143,872

Low Value Pooled Fixed Assets	188,491
Less: Accumulated Depreciation	135,958
52,533

Total Property, Plant and Equipment	$1,314,825

Depreciation expenses were $176,718 and $156,162 for the fiscal years ended June 30, 2008 and 2007, respectively.

Included in property and equipment is approximately $163,348 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through January 2009. The accumulated depreciation included in the property and equipment for these leases is approximately $68,284.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2008

5.	INTEREST BEARING LIABILITIES

June 30, 2008

Current, as of the period ended June 30
Capitalized lease liability	$45,037
Secured loan 2008	377,678
$422,715

Non-current, due during the year ended June 30:
Capitalized lease liability	$26,061
Secured Loan	1,497,655
Total non-current	$1,523,716

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.4% to 13.8%. Obligations under the notes are secured by the financed assets included in property and equipment.

Interest expenses were $263,479 and $204,806 for the fiscal years ended June 30, 2008 and 2007, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings. The principal of the loan is due to mature in September 2009.

Obligation under capital lease will expire during the period from September 2010 to April 2013.

6.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2008 are summarized as follows:

Amount
June 30, 2008

Accounts payable	$4,195,940
Accrued salaries	611,049
Accrued professional fees	62,305
Accrued legal fee	89,083
Other current liabilities	290,800
Accrued DDR medication cost	1,204,760
Accrued DDR sales commission	1,204,760
Accrued DDR collection fee	1,204,760
Provision for patient refund	182,685
Accrued compensated absences	828,304
Total	$9,874,446

7.	LAWSUITS

As of June 30, 2008, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

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

On October 25, 2006, Bade Medical Institute Pty Limited, Mr. David Wade, Mr. Buddy Beani and others (collectively “Bade”) applied for Trade Mark No. 114322021 in respect of the words “AMI Nasal Spray”. AMI Australia lodged an objection to the registration of that application with IP Australia on June 21, 2007. On December 13, 2007, AMI Australia commenced proceedings in the Federal Court of Australia Sydney Registry against Bade alleging Bade was infringing upon AMI Australia’s trademarks and other intellectual property rights. On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI. Bade appear to have ceased operation since the orders were obtained and has transferred the required names to AMI Australia.

On April 10, 2008, a subpoena was served on Bade requiring the production of, amongst other things, its bank records. However, despite the subpoena being stood over on 9 occasions, it was never sufficiently answered by Bade. As Bade failed to properly respond to the subpoena, AMI Australia has had to issue Subpoenas to third parties to attain the evidence it requires to quantify its damages.

As these proceedings were commenced by way of Application, on August 8, 2008, AMI Australia filed and served a statement of claim so that it can file for default or summary judgment if Bade fails to file and serve defences or if Bade fails to file and serve defences that reasonably answer AMI Australia’s case.

On September 16, 2008 the matter was listed for further directions and orders were made that:
- the matter be fixed for hearing on December 17-19, 2008;
- Bade file and serve any defences upon which they propose to rely by September 20, 2008 (no such defences have been received to date other than a defence by Georgina Wade) and file certain affidavits by September 20, 2008 and November 5, 2008; and
- The Company file affidavits in reply by December 9, 2008.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2008

8.	LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

June 30, 2008

Due during the period ended June 30:
2009	$689,576
2010	293,268
2011	125,290
2012	43,964

$1,152,098

Total rent expense under these operating lease was approximately $1,085,779 and $1,733,041 during the years ended June 30, 2008 and 2007, respectively.

9.	CONCENTRATIONS

Sales Markets – 97% of the Company’s revenues arise from Australian customers.

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

10.	STOCK EXCHANGE AGREEMENT

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
Un-Audited Pro Forma Consolidated Financial Information	June 30, 2007
Net revenue	$39,421,485
Operating income (loss)	$(846,042)
Net income (loss)	$(1,593,376)
Earnings/(loss) per share - basic	$(0.03)

11.	DISCONTINUED OPERATION/ASSETS HELD FOR DISPOSITION

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

A$236,700 has been received up to Oct 7, 2008 with further installments due on June 30, 2009. Ownership of shares will be transferred after full settlement has been done.

Following is the summary of net assets held for disposition as of June 30:

Assets :-
Cash and cash equivalents	$30,032
Accounts receivable, net	208,678
Other receivable	56,788
Other current assets	2,560
Property, Plant & Equipment, net	2,103
Total Assets	300,161
Liabilities :-
Accounts payable and accrued expense	139,554

Total Liabilities	139,554

Net Assets Held for disposal	$160,607

The components of loss from operations related to the entity held for disposal for the year ended June 30, 2008 are shown below.

Net sales	$943,939

Operating expenses
Selling, general and administrative	836,758
Total operating expenses	836,758

Profit from operations	107,181)

Non-operating income (expenses) :-
Other income	25,805
Interest income	798

Net profit before income tax	133,784)

Provision for Income tax	(167)

Net profit from entity held for disposal	$133,617)

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

Loss from the discontinued operation of AMI Japan during the period ended June 30, 2008 was US$476,022.

The capital contributed to AMI Japan of US$235,725 has been classified as assets pending sale on the accompanying consolidated balance sheet as of June 30, 2008.

Following is the summary of net assets held as of June 30:

Assets :-
Cash and cash equivalents	$34,288
Other current assets	75,693
Property, Plant & Equipment, net	117,950
Intangible assets	8,643
Total Assets	236,574
Liabilities :-
Accounts payable and accrued expense	849

Total Liabilities	849

Net Assets Held for disposal	$235,725

The components of loss from operations related to the entity held for disposal for the year ended June 30, 2008 are shown below.

Net sales	$77,092

Operating expenses
Selling, general and administrative	553,425
Total operating expenses	553,425

Loss from operations	(476,333)

Non-operating income (expenses) :-
Other income	218
Interest income	93

Net Loss before income tax	(476,022)

Provision for Income tax	-

Net loss from entity held for disposal	$(476,022)

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2008

12.	RELATED PARTY TRANSACTIONS

June 30, 2008

Advanced Medical Institute of the United States, Inc.
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$151,074

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	1,850

Loan to affiliate in Indonesia	598,110

Total:	$751,034

Total receivables from related parties included in the Company’s balance sheet was $152,924 as of June 30, 2008.

Receivables from related parties are unsecured, interest-free and are due on demand.

13.	CONTINGENT LIABILITY

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

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2008

14.	INCOME TAXES

Total Federal and State income tax expense for the fiscal years ended June 30, 2008 and 2007 amounted to $1,257,679 and $769,691, respectively. For the fiscal years ended June 30, 2008 and 2007 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

	U.S.	State	International	Total
June 30, 2008
Current	$0	$0	$821,610	$821,610
Deferred	$0	$0	$436,069	$436,069
Total	$0	$0	$1,257,679	$1,257,679

	U.S.	State	International	Total
June 30, 2007
Current	$0	$0	$154,849	$154,849
Deferred	$0	$0	$614,842	$614,842
Total	$0	$0	$769,691	$769,691

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	June 30, 2008	June 30, 2007

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	(1)%	(1)%
	33%	33%
Temporary Difference	31	15%
Effective Tax Rate	64%	48%

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2008

Deferred tax liability arises due to the following temporary differences.

	June 30, 2008	Future tax rate %	Deferred tax liability
Owing to patients via ACFC	$24,444,765	30%	$7,333,430
Provision DDR cancellation	(13,746,000)	30%	(4,123,800)
Provision un-dispensed DDR medications	(1,253,000)	30%	(375,900)
Accrued ACFC collection and commission	(2,506,000)	30%	(751,800)
Provision for patient refund	(190,000)	30%	(57,000)
Amortization of patents	714,329	30%	214,299
Other miscellaneous	279,946	30%	83,983
Total	$7,744,040	30%	$2,323,212

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2008

15.	STOCK

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

16.	OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2008are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2006	$(204,483)

Change for 2006	3,375,989

Balance at June 30, 2007	$3,171,506

Change for 2008	3,800,994

Balance at June 30, 2008	$6,972,500