Form 10-Q
period 2008-09-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2008-11-19
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON , D.C. 20549
___________

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0409144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 53,507,450 shares of the Registrant’s Common Stock issued and outstanding on November 12, 2008.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$2,364,098	$3,127,029
Receivables, net	18,678,599	18,196,314
Receivables due from related parties	1,339,722	751,034
Inventory	206,273	468,950
Asset held for disposition	326,784	408,039
Other assets	608,717	701,329
TOTAL CURRENT ASSETS	23,524,193	23,652,695

NON-CURRENT ASSETS
Security deposits	106,210	124,569
Property and equipment, net	1,322,496	1,314,825
Assets held for disposition	286,827	128,696
Intangible assets, net	25,532,676	30,281,340
TOTAL NON-CURRENT ASSETS	27,248,209	31,849,430

TOTAL ASSETS	$50,772,402	$55,502,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$6,476,016	$6,922,800
Accounts payable & accrued expenses	10,500,253	9,874,446
Interest bearing liabilities - current	1,874,323	422,715
Liabilities related to entities held for disposition	96,450	140,403
Income taxes payable	355,266	820,674
TOTAL CURRENT LIABILITIES	19,302,308	18,181,038

NON-CURRENT LIABILITIES
Interest bearing liabilities - non-current	168,718	1,523,716
Deferred tax liabilities	2,567,393	2,323,212
TOTAL NON-CURRENT LIABILITIES	2,736,111	3,846,928

TOTAL LIABILITIES	22,038,419	22,027,966

Commitments & Contingency

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 90,000,000 shares authorized, 53,507,450 issued and outstanding as at September 30, 2008 and June 30, 2008	53,507	53,507
Additional paid in capital	24,149,420	24,149,420
Other comprehensive income	2,117,678	6,972,500
Retained earnings	2,413,378	2,298,732
TOTAL STOCKHOLDERS’ EQUITY	28,733,983	33,474,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,772,402	$55,502,125

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

NET REVENUE	$15,949,302	$10,813,778

COST OF REVENUE	(3,591,200)	(2,612,183)

GROSS PROFIT	12,358,102	8,201,595

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(11,807,687)	(7,762,138)

OPERATING INCOME	550,415	439,457

OTHER INCOME AND (EXPENSE)
Bank interest	34,610	9,382
Management fee income	-	14,384
Other income	20,646	5,965
Interest expense	(71,745)	(64,701)

TOTAL OTHER INCOME (EXPENSE)	(16,489)	(34,970)

INCOME FROM CONTINUED OPERATIONS	533,926	404,487

DISCONTINUED OPERATIONS
Loss from discontinued operations	(45,433)	(255,814)

INCOME BEFORE INCOME TAXES	488,493	148,673

INCOME TAX EXPENSE	(373,847)	(210,210)

NET INCOME (LOSS)	114,646	(61,537)

Other Comprehensive item - Foreign currency translation income (loss)	(4,854,822)	1,226,391

Net Comprehensive Income (loss)	$(4,740,176)	$1,164,854

Earnings (Loss) per common share, basic	$0.00	$(0.00)

Weighted average number of shares, basic	53,507,450	53,507,450

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$11,388,351	$9,291,044
Interest Received	34,610	9,382
Payment to Suppliers & Employees	(10,754,419)	(8,473,195)
Interest Paid	(71,745)	(64,701)
Income Tax Paid	(115,570)	(35,991)
Net cash provided by operating activities of continued operations	481,227	726,539
Net cash provided by (used in) discontinued operations	8,748	(43,718)
Net cash provided by operating activities	489,975	682,821

Cash Flows from Investing Activities

Loans to related entities	(784,233)	-
Payment for Property, Plant & Equipment	(143,452)	(39,831)
Payment for Intangible Assets	(17,629)	(23,813)

Net cash used in investing activities	(945,314)	(63,644)

Cash Flows From Financing Activities
Proceeds from Borrowings	356,696	-
Repayment of Borrowings	(91,129)	(85,879)

Net cash (used in) provided by financing activities	265,567	(85,879)

Net (decrease) increase in cash and cash equivalents	(189,772)	533,298
Effect of exchange rate on cash	(573,159)	(276,640)
Cash and cash equivalents at beginning of period	3,127,029	737,383

Cash and cash equivalents at end of period	$2,364,098	$994,041

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Three Months Ended
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash & Cash Equivalents	$2,364,098	$994,041

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income	$114,646	$(61,537)

Non-Cash Flows in Profit from Ordinary Activities
Depreciation	463,165	404,870
Provision for doubtful accounts	1,764,158	495,700

Changes in Assets and Liabilities
Decrease in inventories	210,906	9,071
Increase in receivables	(5,188,309)	(848,797)
Increase in unearned revenue	612,625	(121,171)
Increase in payables	2,175,148	946,940
Decrease in provisions for compensated absences	70,431	61,836
Increase (decrease) in deferred tax liabilities	633,613	(268,352)
Increase in security deposit	183	366
Increase (decrease) in income tax payable	(375,339)	107,613

Net cash provided by operating activities of continued operations	481,227	726,539
Net cash provided by (used in) operating activities of discontinued operation	8,748	(43,718)
Net cash provided by operating activities	$489,975	$682,821

Supplemental Cash Flow Disclosures:
Interest paid	$71,745	$64,753

Income tax paid	$115,570	$35,991

Non-Cash Investing/Financing Activities:
Stock issued in acquisition	$-	$-
Assets acquired under capital leases	$136,303	$22,661

The accompanying notes are an integral part of these unaudited financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

1. NATURE OF BUSINESS

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

On September 15, 2008, we announced expansion of our operations to the United Kingdom where we opened up our treatment centers, contracts with independent doctors and pharmacies and began airing infomercials throughout the country.

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

Since 2003, AMI’s subsidiary, Intelligent Medical Technologies Pty Limited (“IMT”) has been developing an ultrasonic nebulizer which will deliver drugs to the lungs. The group’s intention is to use this delivery system to administer its compound formulations. To utilize this delivery system, IMT needs to obtain regulatory approval of the nebulizer as a medical device. IMT has been working on this process for the last 3 years, however, IMT has not yet completed such process.

Distribution

AMI currently operates a centralized call center and 20 clinic offices throughout Australia and New Zealand. AMI has an arrangement with two hospitals in Beijing where Chinese patients are treated, and AMI has recently established two clinics in the United Kingdom to service UK patients. AMI’s products and services are only available by prescription and are sold on an “off-label” basis. AMI Australia’s treatment programs are generally available in the same manner through its medical clinics and its over-the-phone sales and marketing program.

Subsidiaries

Following are the significant Subsidiaries of the Company and AMI Australia

The Company’s subsidiaries are AMI Australia, AMI International Pty Limited and AMI Management Services Pty Limited.

AMI Australia’s subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco, Worldwide PE, Advanced Medical Institute (NZ) Limited, IMT and AMI Clinic Limited.

AMI International’s subsidiary is AMI China.

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

Advanced Medical Institute (NZ) Limited conducts the group’s business in New Zealand.

Ai Te Wei (Beijing) Medicine Consulting Company conducts the group’s business in China.

AMI Clinic Limited conducts the group’s business in the UK.

During September 2006, AMI commenced a not-for-profit division of the Company, AMI-SCI, which provides treatment options to men who have sustained a spinal cord injury. Details regarding this unit’s services and operations are located at rocketlaunch.com.au.

Australian Lifestyle Clinic Pty Limited is a fully owned subsidiary of AMI Australia. It provides health services such as body shaping and naturopath in Australia.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The following are descriptions of the more significant policies:

Basis of Accounting

The accompanying financial statements are prepared on an accrual basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI Australia Holdings Pty Limited, AMI Management Services Pty Limited (“AMI MS”) and AMI International Pty Limited (“AMI International”) and their direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”), Intelligent Medical Technologies Pty Ltd (“IMT”), AMI Clinic Limited (“AMI UK”) and Ai Te Wei (Beijing) Medicine Consulting Company (“AMI China”). All significant inter-company accounts and transactions have been eliminated upon consolidation.

The Company disposed of its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity) on April 30, 2008 and re-classified as ‘Assets held for disposition’ in the accompanied financial statements.

The Company also re-classified its 75% owned subsidiary AMI Japan, which was discontinued on or about February 4, 2008 to ‘Assets held for disposition’.

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

Unearned Revenue
Unearned revenue arises from programs that exceed three months. The maximum program length is 12 months, while the average program length purchased by each individual patient is four and one-half months. The Company estimates unearned revenue based on the average program length less three months for which medication is provided and revenue is recognized. As at September 30, 2008 and June 30, 2008 unearned revenue amounted to $6,476,016 and $6,922,800 respectively

Advertising Expense

Advertising costs are charged to expense as they are incurred. The Company recorded $5,475,545 and $5,828,993 for the three months ended September 30, 2008 and for the year ended June 30, 2008 respectively.

Income Tax
Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned. The income tax rates imposed by the taxing authorities vary. Taxable income may vary from pre-tax income for financial accounting purposes. There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only as to nominal rates, but also in terms of available deductions, credits and other benefits. Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities, using the applicable tax rates in effect at year end as prescribed by SFAS 109 “Accounting for Income Taxes”.

Accounts Receivable

Accounts receivable are sales for the year, net of sales refund, cancellation, unearned revenue and provision for doubtful debt. The Company estimates provision for doubtful debts based on the historical results. As at September 30, 2008 and June 30, 2008 accounts receivable amounted to $18,678,599 and $18,196,314, respectively.

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market. Management compares the cost of inventories with the market value, and allowance is made for writing down our inventories to market value, if lower. As of September 30, 2008 and June 30, 2008, inventory consisted only of finished goods and amounted to $206,273 and $468,950, respectively.

Property and Equipment

Property and Equipment placed in service is depreciated over the estimated useful lives of the assets using the diminishing value depreciation method.

Property and Equipment is carried at the lesser of cost and written down value. Expenditures for maintenance and repairs are expenses as incurred, and expenditures for major renewals and betterments are capitalized. Assets retired or sold are removed from the property accounts, with gains or losses on disposal included in income.

Employee Entitlements
Contributions made to an employee superannuation fund are charged as expenses when incurred.

Exchange Gain (Loss)

During the three month periods ended September 30, 2008 and 2007, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (A$) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency
As of September 30, 2008 and 2007, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated. Such financial statements were translated into the functional currency in Australian Dollars (A$) and thereafter to the reporting currency in U.S. Dollars (US$), in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the Australian Dollar as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income,” as a component of shareholders’ equity (deficit).

Research and Development Costs

Research and development costs are charged against income from ordinary activities before income tax, as incurred.

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

At September 30, 2008 and June 30, 2008, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount September 30, 2008 (Unaudited)	Net Carrying Amount June 30, 2008 (Audited)

Amortized intangibles:
Patents	$9,527,672	$(1,305,798)	$(672,481)	$7,549,393	$8,993,291

Intellectual Property	16,638,049	(1,879,779)	-	14,758,270	17,510,605
Computer Software	420,313	(263,016)	-	157,297	185,180

Unamortized intangibles:
Intellectual Property	3,067,716	-	-	3,067,716	3,592,264

	$29,653,750	$(3,448,593)	$(672,481)	$25,532,676	$30,281,340

The Company assigned an 18 year life to the patents that are held by Worldwide PE Patent and a 19 year life to the patents that are held by PE Patent.

The exchange rate used for the period ended June 30, 2008 was A$:US$ 1:0.96150, and the rate used for the period ended September 30, 2008 was A$:US$ 1:0.82110. The rate change caused the decrease in the net book value of intangible assets in addition to accumulated amortization.

For intellectual property, the Company assigned an 18 year life to the intellectual property that arose from Worldwide PE Patent, a 19 year life to the intellectual property that arose from PE Patent, and indefinite life to the intellectual property that arose from IMT.

Computer software was assigned as having a 3 year life.

Amortization expense from continuing operations for the Three Months Ended September 30, 2008 and 2007 were $414,219 and $367,065, respectively. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending September 30,	Annual Amount

2009	$1,657,000
2010	$1,657,000
2011	$1,657,000
2012	$1,657,000
2013	$1,657,000

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008, there were no significant impairments of its long-lived assets, other than of patents, as reflected in the tables above.

Segment Reporting
Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements, as the Company consists of one reportable business segment.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with SFAS No. 128, “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. As at September 30, 2008 Company had no dilutive securities.

RECENT PRONOUNCEMENTS
In September 2006, FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This Statement improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheets and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end balance sheets, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

•  A brief description of the provisions of this Statement

•  The date that adoption is required

•  The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management is currently evaluating the effect of this pronouncement on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS 141R”). The objective of this statement will significantly change the accounting for business combinations. Under SFAS141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51 (“SFAS 160”). The objective of this Statement is to establish new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS160 to have a material impact on the consolidated financial statements.

In March, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”(“SFAS 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information. Based on current conditions, the Company does not expect adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

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

In May 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60”. The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

2. OTHER ASSETS

Following is the summary of other assets as of September 30, 2008 and June 30, 2008.

	September 30 (Unaudited)	June 30 (Audited)
Bank guarantees	$95,864	$112,256
Advances and prepayments	6,429	23,220
Other receivables	24,633	67,305
Other debtors	481,791	498,548
Total	$608,717	$701,329

 3. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008 (Unaudited)	June 30, 2008 (Audited)

Leasehold improvements	$480,858	$557,408
Less: Accumulated depreciation	108,136	118,234
	372,722	439,174

Motor Vehicles	76,759	89,884
Less: Accumulated Depreciation	33,216	36,316
	43,543	53,568

Office Furniture & Equipment	908,295	803,398
Less: Accumulated Depreciation	163,424	177,720
	744,871	625,678

Computer Hardware	397,802	462,013
Less: Accumulated Depreciation	283,888	318,141
	113,914	143,872

Low Value Pooled Fixed Assets	168,120	188,491
Less: Accumulated Depreciation	120,674	135,958
	47,446	52,533

Total Property, Plant and Equipment, net	$1,322,496	$1,314,825

Included in property and equipment are assets of approximately $275,798 and $163,348, as of September 30, 2008 and June 30, 2008, that are leased under non-cancelable leases and accounted for as capital leases, which expire through October 2013. The accumulated depreciation included in the property and equipment for these leases is approximately $66,820 and $68,284 as of September 30, 2008 and June 30, 2008.

4. INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of September 30, 2008 and June 30, 2008:

	September 30, 2008 (Unaudited)	June 30, 2008 (Audited)
Current, as of the period ended
Capitalized lease liability	$62,457	$45,037
Secured loan	1,811,866	377,678
	$1,874,323	$422,715

Non-current, as of the period ended
Capitalized lease liability	$168,718	$26,061
Secured loan	-	1,497,655
Total non-current	$168,718	$1,523,716

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 6.2% to 13.85%. Interest expense on the interest bearing liabilities amounted to $71,745 and $64,701 for the Three Month Periods Ended September 30, 2008 and 2007, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings. The principal of the loan matures in September 2009.

During the quarter ended September 30, 2008, AMI Australia obtained a loan of A$400,000 (US$356,696) from Anatoly Fanshil, an unrelated party, on August 11, 2008. The loan is unsecured and will be repaid at a time to be agreed between AMI Australia and the lender.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2008 and June 30, 2008 are summarized as follows:

	September 30 (Unaudited)	June 30 (Audited)

Accounts payable	$4,153,036	$4,195,940
Accrued salaries	486,385	611,049
Accrued professional fees	69,137	62,305
Accrued legal fee	-	89,083
Other current liabilities	1,224,423	290,800
Accrued DDR medication cost	1,138,866	1,204,760
Accrued DDR sales commission	1,226,723	1,204,760
Accrued DDR collection fee	1,226,723	1,204,760
Provision for patient refund	202,755	182,685
Accrued compensated absences	772,205	828,304
Total	$10,500,253	$9,874,446

  6. LEGAL PROCEEDINGS

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
As these proceedings were commenced by way of Application, on August 8, 2008, AMI Australia filed and served a statement of claim so that it can file for default or summary judgment, if Bade fails to file and serve defences, or if Bade fails to file and serve defences that reasonably answer AMI Australia’s case.

On September 16, 2008 the matter was listed for further directions and orders were made that:
- the matter be fixed for hearing on December 17-19, 2008;
- Bade file and serve any defences upon which they propose to rely by September 20, 2008 (no such defences have been received to date other than a defence by Georgina Wade) and file certain affidavits by September 20, 2008 and November 5, 2008; and
- The Company is required to file an affidavits in reply by December 9, 2008.

 7.  LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating leases for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these leases are as follows:

September 30 (Unaudited)

Due during the period ended,

2009	$489,638
2010	197,379
2011	96,269
2012	20,528

$803,814

Rent paid for the Three Month Periods Ended September 30, 2008 and 2007 were $389,178 and $251,542, respectively.

8.  CONCENTRATION

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

9.    DISCONTINUED OPERATION/ASSETS HELD FOR DISPOSITION

Whygo Video Conferencing Pty Limited
On April 30, 2008, AMI Australia Holdings Pty Limited, a wholly owned subsidiary of Advanced Medical Institute Inc., entered a Share Sale Agreement with Mr. James Matthews pursuant to which AMI Australia agreed to sell its 50% interest in Whygo Video Conferencing Pty Limited (ACN 105 732 492), a privately owned Australian company, in exchange for the payment of A$330,000 (approximately US$305,000) by Mr. Matthews.

A$258,900 has been received up to Nov 13, 2008 with further installments due on June 30, 2009. Ownership of shares will be transferred after full settlement has been done.

Following is the summary of net assets held for disposition as of September 30:

Assets :-
Cash and cash equivalents	$47,488
Accounts receivable, net	179,612
Other receivable	2,557
Other current assets	2,240
Property, Plant & Equipment, net	2,931
Total Assets	234,828
Liabilities :-
Accounts payable and accrued expense	95,599

Total Liabilities	95,599

The components of loss from operations related to the entity held for disposal for the period ended September 30, 2008 are shown below.

Net sales	$274,480

Operating expenses
Selling, general and administrative	274,748
Total operating expenses	274,748

Loss from operations	(268)

Non-operating income (expenses) :-
Other income	2,217
Interest income	304

Net profit before income tax	2,253

Provision for income tax	-

Net profit from entity held for disposal	$2,253

AMI Japan Kabushiki Gaisya

AMI Japan Kabushiki Gaisya (“AMI Japan”) was an indirect 75% owned subsidiary of the Company. AMI Japan had formed an alliance with a Japanese party with expertise in marketing in the Japanese market and two financial investors. AMI Japan commenced operations on October 1, 2006.

On or about February 4, 2008, the operation of AMI Japan was wound down and discontinued due to unsatisfied operating results.

Loss from the discontinued operation of AMI Japan during the period ended September 30, 2008 was US$47,686.

The capital contributed to AMI Japan of US$377,932 has been classified as assets pending sale on the accompanying consolidated balance sheet as of September 30, 2008.

Following is the summary of net assets held as of September 30:

Assets :-
Cash and cash equivalents	$19,087
Other current assets	75,800
Property, Plant & Equipment, net	115,123
Intangible assets	168,773
Total Assets	378,783
Liabilities :-
Accounts payable and accrued expense	851

Total Liabilities	851

The components of loss from operations related to the entity held for disposal for the period ended September 30, 2008 are shown below.

Net sales	$1,503

Operating expenses
Selling, general and administrative	49,146
Total operating expenses	49,146

Loss from operations	(47,643)

Non-operating income (expenses) :-
Other income	22
Interest income	21

Net Loss before income tax	(47,686)

Provision for Income tax	-

Net loss from entity held for disposal	$(47,686)

10. RELATED PARTY TRANSACTIONS

	September 30, 2008 (Unaudited)	June 30, 2008 (Audited)

Related party transactions comprised of the following:

Advanced Medical Institute of the United States, Inc.
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$815,839	$151,074

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	1,580	1,850

Loan to affiliate in Indonesia	522,303	598,110

Total	$1,339,722	$751,034

Total receivables due from related parties included in the Company’s statement of financial position were $1,339,722 and $751,034, as of September 30, 2008 and June 30, 2008 respectively.

Receivables from related parties are unsecured, interest-free, and due on demand.

11. CONTINGENT LIABILITY
A dispute with a previous telecommunication carrier over billing in the amount of $122,924 arose in 2002. AMI Australia responded with a counterclaim of $550,904 against the carrier in 2003 and no correspondence has since been received from the carrier. No settlement has since been reached, but, in the opinion of the Company’s directors, the $122,924 will not be paid. Similarly, the Company has not been actively pursuing the amount it claims is owed to it under the counterclaim. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

12. INCOME TAXES

Total income tax expense for the nine months period ended September 30, 2008 and 2007 amounted to $373,847 and $210,210 respectively. For the three month periods ended September 30, 2008 and 2007 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

September 30, 2008	U.S.	State	International	Total
Current	$0	$0	$146,548	$146,548
Deferred	$0	$0	$227,299	$227,299
Total	$0	$0	$373,847	$373,847

September 30, 2007	U.S.	State	International	Total
Current	$0	$0	$86,225	$86,225
Deferred	$0	$0	$123,985	$123,985
Total	$0	$0	$210,210	$210,210

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	September 30, 2008	June 30, 2008

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	(1)%	(1)%
	33%	33%
Temporary Difference	44%	108%
Effective Tax Rate	77%	141%

Deferred tax liability arises due to the following temporary differences:

	September 30, 2008	Future tax rate %	Deferred tax liability	June 30, 2008	Future tax rate %	Deferred tax liability
Owing to patients via ACFC	$23,957,609	30%	$7,187,283	$24,444,765	30%	$7,333,430
Provision DDR cancellation	(12,745,935)	30%	(3,823,781)	(13,746,000)	30%	(4,123,800)
Provision un-dispensed DDR medications	(1,138,866)	30%	(341,660)	(1,253,000)	30%	(375,900)
Accrued ACFC collection and commission	(2,453,447)	30%	(736,034)	(2,506,000)	30%	(751,800)
Provision for patient refund	(202,755)	30%	(60,827)	(190,000)	30%	(57,000)
Amortization of patents	1,686,290	30%	505,887	714,329	30%	214,299
Other miscellaneous	(544,919)	30%	(163,475)	279,946	30%	83,983
Total	$8,557,977	30%	$2,567,393	$7,744,040	30%	$2,323,212

13. OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2008 and June 30, 2008 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2007	$3,171,506
Change for year ended June 30, 2008	3,800,994
Balance at June 30, 2008	$6,972,500
Change for three months ended September 30, 2008	(4,854,822)
Balance at September 30, 2008	$2,117,678

14. ACQUISITIONS

On July 3, 2008, the Company entered a Share Exchange Agreement with AMI Clinic Limited, a privately owned company in the United Kingdom (“AMI UK”), and AMI UK’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of AMI UK without any consideration.

On August 14, 2008, the Company entered a Share Exchange Agreement with Australian Lifestyle Clinic Pty Limited (ACN 128 711 615), a privately owned Australian company (“Australian Lifestyle”), and Australian Lifestyle’s shareholders pursuant to which the Company acquired all of the issued and outstanding shares of stock of Australian Lifestyle without any consideration.

Both the entities acquired by the Company were dormant with no significant assets and liabilities.

15. RECLASSIFICATION

Certain comparative amounts have been reclassified to conform to the current presentation.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2008.

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

Overview

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

On September 15, 2008, we announced expansion of our operations to the United Kingdom where we opened up our treatment centers, contracts with independent doctors and pharmacies and began airing infomercials throughout the country.

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
CONTINGENCIES - We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations; however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

LONG-LIVED ASSETS - We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments, when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Goodwill is no longer amortized, and potential impairment of goodwill and purchased intangible assets with indefinite useful lives are evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment analysis is performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators of value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

CURRENCY CONVERSION - As of September 30, 2008 and 2007, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (A$). Such financial statements were translated into US Dollars (US$) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the Australian Dollar as the functional currency. According to the Statement, all assets and liabilities were translated at the exchange rate (A$1 = US$0.82110) as of September 30, 2008, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Results of operations:

	Three Months ended September 30,	Three Months ended September 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	22.5%	24.2%
Gross profit	77.5%	75.8%
Selling, general and administrative expenses	74.0%	71.8%
Other income and expenses	(0.1)%	(0.3)%
Discontinued operation	(0.3)%	(2.4)%
Income before income tax	3.1%	1.3%
Income tax expenses	2.4%	1.9%
Net income	0.7%	(0.6)%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2008, we had total liabilities of $21,941,969, including unearned revenue of $6,476,016, and we had a positive net worth of $28,733,983. As of June 30, 2008, we had total liabilities of $21,887,563, including unearned revenue of $6,922,800, and we had a positive net worth of $33,474,159.   As of September 30, 2007, we had total liabilities of $16,048,278, including unearned revenue of $5,212,243 and we had a positive net worth of $29,852,936. The predominant reason for the significant reduction in the net worth of the Company between June 30, 2008 and September 30, 2008 is due to a significant deterioration in the A$ exchange rate as compared to the US$ exchange rate.

Our aggregate cash balances as at September 30, 2008 were $2,364,098, our inventory was $206,273, and our net receivables were approximately $18.7 million. These receivables are due on average within 90-180 days. We forecast that we will be able to generate sufficient funds from our business to fund our operations in the ordinary course during the next 12 months. Management has expanded our business into the United Kingdom and China and is considering further international expansion through either establishing new sales clinic operations and/or [please complete sentence]

The Company borrowed A$3 million from ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST in September 2006. The loan is secured by a security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited) with the exception that the Company’s shares in Whygo Video Conferencing Pty Limited have recently been released from this security. The loans accrue interest at an annual coupon of 450 basis points above the then Australian Reserve Bank’s current cash rate (currently being an aggregate current interest rate of 9.75%). As at September 30, 2008 the principal of the loan had been reduced to A$1.86 million (approximately US$1.52 million). This loan is currently due to be repaid in September 2009.

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

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Results of operations:

	Three Months ended September 30,	Three Months ended September 30,
	2008	2007
Revenue	100%	100%
Cost of revenue	22.5%	24.2%
Gross profit	77.5%	75.8%
Selling, general and administrative expenses	74.0%	71.8%
Other income and expenses	(0.1%)	(0.3%)
Discontinued operation	(0.3%)	(2.4%)
Income before income tax	3.1%	1.3%
Income tax expenses	2.4%	1.9%
Net income	0.7%	(0.6%)

Revenue. Revenue was $15,949,302 in the three months ended September 30, 2008, compared to $10,813,778 in the three months ended September 30, 2007, an increase of $5,135,524, or 47.5%. We attribute this increase primarily to the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

Our unearned revenue as at September 30, 2008 was $6,476,016 compared to $5,212,243 as at September 30, 2007. The gross increase in unearned revenue from the three months ended September 30, 2007 to the three months ended September 30, 2008 was $1,263,773, or an increase of 24.2%. The increase in the three-month period ended September 30, 2008 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2007. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s PE treatments has increased by $2,208,081 or 41.7% to $7,504,889, and revenue in AMI Australia’s ED treatments increased by $2,937,939 or 60.1% to $7,829,923, in the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The numbers of patients in AMI Australia’s PE treatments and ED treatments are stable compared to the three months ending September 30, 2007. We attribute the increase in revenue in our PE treatments and ED treatments to the increase in the number of sales per patient along with the higher sales price of the treatment programs sold. Revenue in AMI Australia’s prostate treatments has decreased by $70,430 or 12.1%, to $512,756, in the three months ended September 30, 2008, compared to the three months ended September 30, 2007. We attribute the decrease in revenue in our prostate treatments to decreases in the number of patients. The number of patients in AMI Australia’s prostate treatments decreased by 44.8% compared to the three months ended September 30, 2007.

Revenue in our Australian operations was $15,407,506 in the three months ended September 30, 2008, compared to $10,521,914 in the three months ended September 30, 2007. Compared to the same period in the previous year, there is an increase of $4,885,592, or 46.4%, in the three months ended September 30, 2008. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our New Zealand operations was $387,530 in the three months ended September 30, 2008, compared to $284,658 in the three months ended September 30, 2007. The increase of $102,872 or 36.1% in revenue in the three months ended September 30, 2008 is primarily attributable to the increase in the number of patients buying treatments from us during the three months ended September 30, 2008 than in the same period in 2007.

Revenue in our Chinese operations was $4,854 in the three months ended September 30, 2008, compared to $7,207 during the three months ended September 30, 2007. The decrease of $2,353, or 32.6%, in revenue in the three months ended September 30, 2008 is primarily attributable to the decrease in the number of patients buying treatments from us during the 2008 period.

Cost of Revenue. Cost of revenue was $3,591,200 in the three months ended September 30, 2008, compared to $2,612,184 in the three months ended September 30, 2007. The increase in cost of revenue was attributable to an increase in the medication cost incurred by AMI Australia. As a percentage of revenue, cost of revenue was 22.5% in the three months ended September 30, 2008, compared to 24.2% in the three months ended September 30, 2007. The decrease in cost of revenue percentage in the quarter ended September 30, 2008 is primarily attributable to a significant decrease in the scale of the Company’s international operations and expenditures.

Gross Profit. Gross profit was $12,358,102 in the three months ended September 30, 2008, compared to $8,201,595 in the 2007 comparable period. As a percentage of revenue, gross profit increased to 77.5% in the quarter ended September 30, 2008 from 75.8% in the 2007 quarter. The 1.7% increase in the gross profit percentage in 2008 is primarily attributable to a significant decrease in the scale of the Company’s international operations and expenditures.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $11,807,687 in the three months ended September 30, 2008, compared to $7,762,138 in the three months ended September 30, 2007. As a percentage of revenue, selling, general and administrative expenses increased to 74.0% in the three months ended September 30, 2008 from 71.8% in the three months ended September 30, 2007. The increase in the three months ended September 30, 2008 is primarily attributable to the establishment of UK operations.

Selling, general and administrative expenses in our Chinese operations were $54,423 in the three months ended September 30, 2008, compared to $172,073 in the three months ended September 30, 2007. Major expenses were staff costs.

Other Income. Other income and expenses were ($16,489) in the three months ended September 30, 2008, compared to ($34,970) in the three months ended September 30, 2007. As a percentage of revenue, other income and expenses decreased to (0.1%) in the three months ended September 30, 2008 from (0.3%) in the three months ended September 30, 2007. The net increase in the three months ended September 30, 2008 is due to the increase in the bank interest received by the Company from its working capital deposits.

Net Income Before Income Tax and Income Tax Expenses.

Income before income tax was $488,493 in the three months ended September 30, 2008, compared to $148,673 in the three months ended September 30, 2007. This increase was primarily attributable to the increase in revenue and decrease in percentage of costs and expenses during the three months ended September 30, 2008. The increase is also attributable to an increase in our product recognition and recognition of the “AMI” name in Australia and a decrease in the scale of our expenditures internationally.

Income tax expenses were $373,847 in the three months ended September 30, 2008 compared to $210,210 in the three months ended September 30, 2007. As a percentage of revenue, income tax expense increased to 2.3% in the three months ended September 30, 2008 from 1.9% in the three months ended September 30, 2007. This increase is attributable to the increasing profitability of the Company.

Net Income.Net income was $114,646 in the three months ended September 30, 2008, compared to ($61,537) in the three months ended September 30, 2007. This increase in the 2008 quarter compared to the 2007 quarter is attributable to the increase in revenue in Australia and the reduction in the Company’s losses in China and Japan.

Net income in our Australian operations was $876,185 in the three months ended September 30, 2008, compared to $431,393 in the three months ended September 30, 2007. The increase is primarily attributable to the increase in revenue and decrease in percentage of costs during the three months ended September 30, 2008.

Net loss in our New Zealand operations was ($91,603) in the three months ended September 30, 2008, compared to ($25,624) in the three months ended September 30, 2007. The increase in the loss resulted from an increase in staff costs.

Net loss in our Chinese operations was ($49,569) in the three months ended September 30, 2008, compared to ($164,955) in the three months ended September 30, 2007. The decrease is due to the reduction in operations.

Net loss in our Japanese operations, which were discontinued during the 2008 period, was ($41,742) in the three months ended September 30, 2008, compared to ($268,155) in the three months ended September 30, 2007. The decrease in the loss resulted from the reduction of expenditures due to the winding down of the Japanese operations.

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

Currency Fluctuations and Foreign Currency Risk.
The majority of our operations are conducted in Australia, except for small parts of our operations located in New Zealand and China. Most of our sales and purchases are conducted in Australia in Australian Dollars. Hence, the effect of fluctuations of exchange rate is considered minimal to our business operations, as the vast majority of both our revenues and expenses are denominated in Australian dollars, which is the official currency of Australia.

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

Interest Rate Risk.
Our long term debt is subject to a variable interest rate. The interest rate applicable to that debt has decreased from 10.5% in September 2006 (when the facility commenced) to 9.75% now due changes in the official Australian government interest rate which the rate is based on.

Credit Risk.
Our receivables are consumer based with a broad spread of concentration with average receivable size less than $1,500. The Company has made significant provisions against our receivables in line with historical collection levels. Our receivables are regularly monitored by our credit manager.

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of September 30, 2008, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

As of September 30, 2008, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries.

ITEM 1A.  RISK FACTORS

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure included in our most recent Annual Report on Form 10-KSB for the year ended June 30, 2008 that have not already been disclosed.

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

Date: November 19, 2008	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: November 19, 2008	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer