Form 10-Q
period 2008-12-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2009-02-17
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2008

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0409144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

There were 53,507,450 shares of the Registrant’s Common Stock issued and outstanding on February 13, 2009.

PART I -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008 (Unaudited)	June 30, 2008
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$1,356,170	$3,127,029
Receivables, net	17,846,278	18,196,314
Receivables due from related parties	1,645,053	751,034
Inventory	780,912	468,950
Assets related to discontinued operation/entities held for disposition	91,915	408,039
Other assets	546,593	701,329
TOTAL CURRENT ASSETS	22,266,921	23,652,695

NON-CURRENT ASSETS
Security deposits	151,366	124,569
Property and equipment, net	1,212,867	1,314,825
Assets related to discontinued operation	336,149	128,696
Intangible assets, net	21,227,062	30,281,340
TOTAL NON-CURRENT ASSETS	22,927,444	31,849,430

TOTAL ASSETS	$45,194,365	$55,502,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$5,503,498	$6,922,800
Accounts payable & accrued expenses	10,011,727	9,874,446
Payable due to related parties	483,490	-
Interest bearing liabilities - current	44,446	422,715
Liabilities related to discontinued operation	997	140,403
Income taxes payable	101,801	820,674
TOTAL CURRENT LIABILITIES	16,145,959	18,181,038

NON-CURRENT LIABILITIES
Interest bearing liabilities - non-current	1,437,184	1,523,716
Payable due to related parties	690,700	-
Deferred tax liabilities	2,460,260	2,323,212
TOTAL NON-CURRENT LIABILITIES	4,588,144	3,846,928

TOTAL LIABILITIES	20,734,103	22,027,966

Commitments & Contingency

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 90,000,000 shares authorized, 53,507,450 issued and outstanding as at December 31, 2008 and June 30, 2008	53,507	53,507
Additional paid in capital	24,149,420	24,149,420
Other comprehensive income	(2,542,976)	6,972,500
Retained earnings	2,800,311	2,298,732
TOTAL STOCKHOLDERS’ EQUITY	24,460,262	33,474,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,194,365	$55,502,125

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Month Periods Ended		Six Month Periods Ended
	December 31, 2008 (Unaudited)	December 31, 2007 (Unaudited)	December 31, 2008 (Unaudited)	December 31, 2007 (Unaudited)

NET REVENUE	$13,211,291	$12,331,983	$29,160,593	$23,540,490

COST OF REVENUE	(2,790,007)	(2,806,273)	(6,381,207)	(5,418,456)

GROSS PROFIT	10,421,284	9,525,710	22,779,386	18,122,034

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,866,877)	(7,846,286)	(21,674,564)	(16,251,897)

OPERATING INCOME	554,407	1,679,424	1,104,822	1,870,137

OTHER INCOME AND (EXPENSE)
Bank interest	8,119	16,556	42,729	26,215
Management fee income	-	7,333	-	21,717
Other income (expense)	(2,105)	(3,730)	18,541	7,281
Interest expense	(58,335)	(67,301)	(130,080)	(132,054)

TOTAL OTHER INCOME (EXPENSE)	(52,321)	(47,142)	(68,810)	(76,841)

INCOME FROM CONTINUED OPERATIONS	502,086	1,632,282	1,036,012	1,793,296

DISCONTINUED OPERATIONS
Gain on disposal of subsidiary (including income from discontinued operation)	119,677	-	119,677	-
Loss from discontinued operations	(72,390)	(340,508)	(117,823)	(352,849)
Total income (loss) from discontinued operations	47,287	(340,508)	1,854	(352,849)

INCOME BEFORE INCOME TAXES	549,373	1,291,774	1,037,866	1,440,447

INCOME TAX EXPENSE	(162,440)	(545,043)	(536,287)	(755,253)

NET INCOME	386,933	746,731	501,579	685,194

Other Comprehensive item - Foreign currency translation income (loss)	(4,660,654)	(256,659)	(9,515,476)	969,732

Net Comprehensive Income (loss)	$(4,273,721)	$490,072	$(9,013,897)	$1,654,926

Earnings per common share, basic & diluted	$0.01	$0.01	$0.01	$0.01

Weighted average number of shares, basic & diluted	53,507,450	53,507,450	53,507,450	53,507,450

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Month Periods Ended
	December 31, 2008 (Unaudited)	December 31, 2007 (Unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$21,182,648	$20,407,589
Interest Received	42,729	25,943
Payment to Suppliers & Employees	(21,602,576)	(18,421,862)
Interest Paid	(130,080)	(132,054)
Income Tax Paid	(101,400)	(85,676)
Net cash (used in) provided by operating activities of continued operations	(608,679)	1,793,940
Net cash used in discontinued operations	(138,963)	(33,723)
Net cash (used in) provided by operating activities	(747,642)	1,760,217

Cash Flows from Investing Activities

Loans to related entities	(1,264,699)	-
Proceeds from Sale of Investment	250,368	-
Payment for Property, Plant & Equipment	(286,237)	(194,542)
Payment for Intangible Assets	(34,635)	(47,566)

Net cash used in investing activities	(1,335,203)	(242,108)

Cash Flows From Financing Activities
Proceeds from Borrowings	3,529,040	-
Repayment of Borrowings	(2,234,369)	(175,802)

Net cash provided by (used in) financing activities	1,294,671	(175,802)

Net (decrease) increase in cash and cash equivalents	(788,174)	1,342,307
Effect of exchange rate on cash	(982,686)	(470,311)
Cash and cash equivalents at beginning of period	(982,685	864,481

Cash and cash equivalents at end of period	$1,356,170	$1,736,477

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Six Months Ended
	December 31, 2008 (Unaudited)	December 31, 2007 (Unaudited)

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Consolidated Balance Sheets as follows:

Cash & Cash Equivalents	$1,356,170	$1,736,477

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income	$501,579	$685,194

Non-Cash Flows in Profit from Ordinary Activities
Depreciation and amortisation	803,908	866,969
Provision for doubtful accounts	3,170,063	1,519,741
Gain on disposal of investments	(119,677)	-

Changes in Assets and Liabilities
(Increase) decrease in inventories	(502,992)	61,265
Increase in receivables	(8,600,663)	(2,977,292)
Increase in unearned revenue	600,883	71,251
Increase in payables	3,161,964	800,225
Increase in provisions for compensated absences	143,842	100,592
Increase in deferred tax liabilities	855,058	193,781
Increase in security deposit	(70,096)	(4,112)
(Decrease) increase in income tax payable	(552,548)	476,326

Net cash (used in) provided by operating activities of continued operations	(608,679)	1,793,940
Net cash used in operating activities of discontinued operation	(138,963)	(33,723)
Net cash (used in) provided by operating activities	$(747,642)	$1,760,217

Supplemental Cash Flow Disclosures:
Interest paid	$130,080	$132,054

Income tax paid	$233,604	$85,676

Non-Cash Investing/Financing Activities:
Assets acquired under capital leases	$114,656	$23,238

The accompanying notes are an integral part of these unaudited financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

For the year ended June 30, 2008, AMI’s revenues were approximately $51.9 million.

2.	BASIS OF PRESENTATION

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation of AMI’s financial position and the results of operations for the interim periods presented. Notes to the unaudited consolidated financial statements that would substantially duplicate the disclosures contained in AMI’s audited consolidated financial statements for its most recent fiscal year have been omitted.

3.	RECENT PRONOUNCEMENTS

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

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes, including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective  application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

4.	INTANGIBLE ASSETS

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

At December 31, 2008 and June 30, 2008, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount December 31, 2008 (Unaudited)	Net Carrying Amount June 30, 2008

Amortized intangibles:
Australian Patents	$4,561,072	$(761,872)	$-	$3,799,200	$5,458,430

Worldwide Patents	$3,453,497	$(446,478)	$(565,683)	$2,441,336	$3,534,861

Intellectual Property	14,047,172	(1,774,765)	-	12,272,407	17,510,605

Computer Software	370,483	(236,892)	-	133,591	185,180

Unamortized intangibles:
Intellectual Property	2,580,528	-	-	2,580,528	3,592,264

	$25,012,752	$(3,220,007)	$(565,683)	$21,227,062	$30,281,340

The Company assigned an 18 year life to the patents that are held by Worldwide PE Patent and a 19 year life to the patents that are held by PE Patent.

The exchange rate used for the period ended June 30, 2008 was A$:US$ 1:0.96150, and the rate used for the period ended December 31, 2008 was A$:US$ 1:0.69070. The rate change caused the decrease in the net book value of intangible assets in addition to accumulated amortization.

For intellectual property, the Company assigned an 18 year life to the intellectual property that arose from Worldwide PE Patent, a 19 year life to the intellectual property that arose from PE Patent, and indefinite life to the intellectual property that arose from IMT.

Computer software was assigned as having a 3 year life.

Amortization expense from continuing operations for the six months ended December 31, 2008 and 2007 were $714,611 and $768,978, respectively. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending December 31,	Annual Amount

2009	$1,429,000
2010	$1,429,000
2011	$1,429,000
2012	$1,429,000
2013	$1,429,000

5.	OTHER ASSETS

Following is the summary of other assets as of December 31, 2008 and June 30, 2008.

	December 31 (Unaudited)	June 30
Bank guarantees	$80,640	$112,256
Advances and prepayments	54,817	23,220
Other receivables	15,541	67,305
Other debtors	395,595	498,548

Total	$546,593	$701,329

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of December 31, 2008 and June 30, 2008:

	December 31 (Unaudited)	June 30

Leasehold improvements	$409,698	$557,408
Less: Accumulated depreciation	97,073	118,234
	312,625	439,174

Motor Vehicles	64,568	89,884
Less: Accumulated Depreciation	29,796	36,316
	34,772	53,568

Office Furniture & Equipment	892,307	803,398
Less: Accumulated Depreciation	156,632	177,720
	735,675	625,678

Computer Hardware	341,516	462,013
Less: Accumulated Depreciation	250,134	318,141
	91,382	143,872

Low Value Pooled Fixed Assets	144,029	188,491
Less: Accumulated Depreciation	105,616	135,958
	38,413	52,533

Total Property, Plant and Equipment, net	$1,212,867	$1,314,825

Included in property and equipment are assets of approximately $231,998 and $163,348, as of December 31, 2008 and June 30, 2008, that are leased under non-cancellable leases and accounted for as capital leases, which expire through October 2013. The accumulated depreciation included in the property and equipment for these leases is approximately $64,143 and $68,284 as of December 31, 2008 and June 30, 2008.

7.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of December 31, 2008 and June 30, 2008:

	December 31 (Unaudited)	June 30
Current, as of the period ended
Capitalized lease liability	$44,446	$45,037
Secured loan	-	377,678
	$44,446	$422,715

Non-current, as of the period ended
Capitalized lease liability	$130,150	$26,061
Secured loan	1,307,034	1,497,655
Total non-current	$1,437,184	$1,523,716

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 5.5% to 14.30%. Interest expense on the interest bearing liabilities amounted to $130,080 and $132,502 for the six month periods ended December 31, 2008 and 2007, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loans are secured over all of AMI Australia’s assets and undertakings. The principal of the loan matures in December 2011.

8.	LEGAL PROCEEDINGS

"AMI Australia and Others v Bade Medical Institute and Others - Federal Court Proceedings NSD. 2448 of 2007

On December 13, 2007, Advanced Medical Institute and AMI Australia (collectively "AMI")  commenced proceedings by way of an Application in the Federal Court of Australia against Bade Medical Institute Pty Limited, World Wide Internet Services, Mr David Wade, Ms Georgina Wade and Dr Buddy Beani (collectively "Bade") alleging that Bade had infringed AMI Australia's trademarks and other intellectual property rights.

On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI. Bade appears to have ceased operation since the orders were obtained.

On April 10, 2008, a subpoena was served on Bade requiring the production of, among other things, its bank records. However, despite the Subpoena being stood over on 9 occasions, it was never sufficiently answered by Bade.

As Bade failed to properly answer the subpoena, AMI Australia has had to issue subpoenas to third parties to attain the evidence it requires to quantify its damages.

As these proceedings were commenced by way of Application, On 8 August 2008, AMI Australia filed and served a statement of claim so that it could file for default or summary judgment if Bade failed to file and serve defences or if Bade fails to file and serve defences that reasonably answer AMI Australia's case.

On September 16, 2008 this matter was listed for further directions and orders were made that:
1.	The matter be fixed for hearing on December 17-19, 2008.
2.	Bade to file and serve any Defences upon which they propose to rely by September 20 2008 (Defences were filed on September 10, 2008, September 11, 2008 and October 1, 2008).
3.	AMI Australia to file and serve any Affidavits upon which they propose to rely by November 5, 2008 (Affidavits were served on 10 and 25 November 2008).
4.	Bade are to file and serve any Affidavits in reply by December 9, 2008 (Affidavits were served on September 15, 2009, September 29, 2008 and September 30, 2008)

On December 17, 2008 the matter was listed for hearing, however, it was adjourned later the same day on the basis that:
(a)	The Fifth Respondent, Georgina Wade, did not appear and was not legally represented; and
(b)	AMI Australia required Ms. Wade's attendance for cross-examination.

The Court made the following orders at the adjourned hearing:
1.	The hearing dates for the present proceeding of December 17-19, 2008 be vacated.
2.	The hearing of the proceeding be adjourned to April 8-9, 2009.
3.	Any such further evidence as AMI Australia may wish to rely upon is to be filed and served by 15 January 2009.
4.
Any Notice of Motion seeking leave for the Fourth Respondent, David Wade, to appear for and defend the proceeding on the part of the Fifth Respondent, Ms. Wade, together with any Affidavits in support, is to be filed and served by January 29, 2009.

5.	Any such further evidence as may be relied upon by Bade is to be filed and served by February 23, 2009.
6.	Liberty to apply by any party reserved on 2 days notice in writing.

On January 15, 2009, AMI Australia served the balance of the evidence it intends to rely upon.

The Fourth Respondent, Mr Wade, has not served any notice of motion in accordance with Order 4 above. Further, Bade has not served any further evidence as yet, however, Bade has until February 23, 2009 to serve same. Subject to receipt of further evidence from Bade, AMI's evidence is complete. The only remaining matters to be addressed for the hearing commencing April 8, 2009 will be the preparation of a judge's bundle which will facilitate the conduct of the trial itself.

Trade Mark Dispute with Bade Medical Institute - "AMI Nasal Spray"

On October 25, 2006, Bade applied for Trade Mark No. 114322021 in respect of the words "AMI Nasal Spray". AMI Australia lodged an objection to the registration of that application with IP Australia on 21 June 2007 and filed all evidence upon which it relies by 19 March 2008.

Bade was to file and serve all evidence in answer to AMI Australia's opposition on or by 21 June 2008, but failed to do so.

On 8 August 2008, AMI Australia filed written submissions supporting the evidence it has already filed.

On January 7, 2009, IP Australia decided that AMI Australia had not established a ground of opposition under the Trade Marks Act 1995 and directed that the subject trade mark may proceed to registration after one month from the date of the decision unless AMI Australia files an appeal.

On January 28, 2009, AMI Australia filed a Notice of Appeal with the Federal Court of Australia in respect of IP Australia's decision described above.  The appeal is first before the Court on February 27, 2009."

9.	LEASE COMMITMENTS

The Company is party to long-term, non-cancellable operating leases for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these leases are as follows:

December 31 (Unaudited)

Due during the period ended,

2009	$622,379
2010	415,992
2011	341,927
2012	278,731
2013	250,022
2014	233,835
2015	233,835

$2,376,721

Rent paid for the Six Month Periods Ended December 31, 2008 and 2007 were $582,435 and $522,621, respectively.

10.	DISCONTINUED OPERATION

Whygo Video Conferencing Pty Limited

On April 30, 2008, AMI Australia Holdings Pty Limited, a wholly owned subsidiary of Advanced Medical Institute Inc., entered a Share Sale Agreement with Mr. James Matthews pursuant to which AMI Australia agreed to sell its 50% interest in Whygo Video Conferencing Pty Limited (ACN 105 732 492), a privately owned Australian company, in exchange for the payment of A$330,000 (US$258,192) by Mr. Matthews.

Consideration has been fully settled as at December 31, 2008 and the ownership of Whygo is considered to be disposed.

Gain on disposal is shown below:

December 31 (Unaudited)

Consideration	$258,192
Discount on early repayment	(7,824)

Total money received	250,368

Net book value of Whygo as at December 31, 2008	(130,691)

Gain on disposal (including income of $15,181 from discontinued operations)	$119,677

The components of income from operations related to the entity held for disposal for the period ended December 31, 2008 are shown below.

December 31 (Unaudited)

Net sales	$433,331

Operating expenses
Selling, general and administrative	442,154

Loss from operations	(8,823)

Non-operating income (expenses) :-
Other income	23,633
Interest income	371

Net profit	$15,181

11.	RELATED PARTY TRANSACTIONS

	December 31, 2008 (Unaudited)	June 30, 2008

Related party transactions comprised of the following:

Advanced Medical Institute of the United States, Inc.
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$1,224,997	$151,074

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party - current	1,329	1,850

Loan to affiliate in Indonesia	418,727	598,110

Receivable due form related parties	$1,645,053	$751,034

Jacov Vaisman
Relationship: Director of the company
Payable to this related party - current	$483,490	$-

Secare Health Centre Pty Limited
Relationship: Under common management control by Jack Vaisman
Payable to this related party – non current	$690,700	$-

Total receivables due from related parties included in the Company’s statement of financial position were $1,645,053 and $751,034, as of December 31, 2008 and June 30, 2008, respectively.

Total payables due to related parties included in the Company’s statement of financial position were $483,490 (current) and $690,700 (non-current) as of December 31, 2008 and $0 as of June 30, 2008.

Receivables from related parties are unsecured, interest-free, and due on demand.

Payables to related parties are as follows:
Jack Vaisman: Unsecured, interest charge at Australian Reserve Bank cash rate plus 4.5%, and due on demand.
Secare Health Centre Pty Ltd: Unsecured, interest charge at 10% per annum, and due for repayment in December 2011.

12.	INCOME TAXES

Total income tax expense for the six months ended December 31, 2008 and 2007 amounted to $536,287 and $755,253, respectively. For the six month periods ended December 31, 2008 and 2007 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

December 31, 2008	U.S.	State	International	Total
Current	$-	$-	$423,816	$423,816
Deferred	$-	$-	$112,471	$112,471
Total	$-	$-	$536,287	$536,287

December 31, 2007	U.S.	State	International	Total
Current	$-	$-	$432,134	$432,134
Deferred	$-	$-	$323,119	$323,119
Total	$-	$-	$755,253	$755,253

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	December 31, 2008	June 30, 2008

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	(1)%	(1)%
	33%	33%
Temporary Difference	5%	108%
Effective Tax Rate	38%	141%

Deferred tax liability arises due to the following temporary differences:

	December 31, 2008	Future tax rate %	Deferred tax liability	June 30, 2008	Future tax rate %	Deferred tax liability
Owing by patients via ACFC	$22,621,980	30%	$6,786,594	$24,444,765	30%	$7,333,430
Provision DDR cancellation	(12,183,948)	30%	(3,655,184)	(13,746,000)	30%	(4,123,800)
Provision un-dispensed DDR medications	(1,013,257)	30%	(303,977)	(1,253,000)	30%	(375,900)
Accrued ACFC collection and commission	(2,217,147)	30%	(665,144)	(2,506,000)	30%	(751,800)
Provision for patient refund	(124,326)	30%	(37,298)	(190,000)	30%	(57,000)
Amortization of patents	1,541,836	30%	462,551	714,329	30%	214,299
Other miscellaneous	(424,271)	30%	(127,282)	279,946	30%	83,983
Total	$8,200,867	30%	$2,460,260	$7,744,040	30%	$2,323,212

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2008 and June 30, 2008 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2007	$3,171,506
Change for year ended June 30, 2008	3,800,994
Balance at June 30, 2008	$6,972,500
Change for six months ended December 31, 2008	(9,515,476)
Balance at December 31, 2008	$(2,542,976)

14.	ACQUISITIONS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

REVENUE RECOGNITION   Sales are reported as deferred income when the sales contracts are executed and the term of the contract exceeds three months. Up to three months medication is delivered to the patient upon the signing of a contract. Generally the terms of the sales contracts are up to one year, but they can be for longer periods of time. The deferred income arising from the contracts that exceed three months is then amortized, on a straight-line basis, into income during the approximated composite remaining medication delivery period. This approximated composite is an estimate that may vary from period to period.

ALLOWANCE FOR DOUBTFUL ACCOUNTS   We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts, and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s ability to pay for our services, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base. We review a customer’s credit history with the Company before extending credit. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

INCOME TAXES   We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies in determining the need for a valuation allowance.

CONTINGENCIES   We may be subject to certain asserted and unasserted claims encountered in the normal course of business. It is our belief that the resolution of these matters will not have a material adverse effect on our financial position or results of operations; however, we cannot provide assurance that damages that result in a material adverse effect on our financial position or results of operations will not be imposed in these matters. We account for contingent liabilities when it is probable that future expenditures will be made, and such expenditures can be reasonably estimated.

LONG-LIVED ASSETS   We periodically assesses the need to record impairment losses on long-lived assets, such as property, plant and equipment, goodwill and purchased intangible assets, used in operations and its investments, when indicators of impairment are present indicating the carrying value may not be recoverable. An impairment loss is recognized when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When impairment is identified, the carrying amount of the asset is reduced to its estimated fair value. Goodwill is no longer amortized, and potential impairment of goodwill and purchased intangible assets with indefinite useful lives are evaluated using the specific guidance provided by SFAS No. 142 and SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This impairment analysis is performed at least annually. For investments in affiliated companies that are not majority-owned or controlled, indicators of value generally include revenue growth, operating results, cash flows and other measures. Management then determines whether there has been a permanent impairment of value based upon events and circumstances that have occurred since acquisition. It is reasonably possible that the impairment factors evaluated by management will change in subsequent periods, given that the Company operates in a volatile environment. This could result in material impairment charges in future periods.

CURRENCY CONVERSION   As of December 31, 2008 and 2007, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (A$). Such financial statements were translated into US Dollars (US$) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the Australian Dollar as the functional currency. In accordance with the Statement, all assets and liabilities were translated at the exchange rate (A$1 = US$0.69070) as of December 31, 2008, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Results of operations:

	Three Months ended December 31,	Three Months ended December 31,	Six Months ended December 31,	Six Months ended December 31,
	2008	2007	2008	2007
Revenue	100%	100%	100%	100%
Cost of revenue	21.1%	22.8%	21.9%	23.0%
Gross profit	78.9%	77.2%	78.1%	77.0%
Selling, general and administrative expenses	74.7%	63.6%	74.3%	69.0%
Other income and expenses	0.4%	0.4%	(0.2)%	(0.2)%
Discontinued operation	0.4%	(3.0)%	0.01%	1.5%
Income before income tax	4.2%	10.5%	3.6%	6.1%
Income tax expenses	1.3%	4.4%	2.0%	3.2%
Net income	2.9%	6.1%	1.7%	2.9%

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had total liabilities of $20,734,103, including unearned revenue of $5,503,498, and we had a positive net worth of $24,460,262. As of June 30, 2008, we had total liabilities of $22,027,966, including unearned revenue of $6,922,800, and we had a positive net worth of $33,474,159.   The predominant reason for the significant reduction in the net worth of the Company between June 30, 2008 and December 31, 2008 is due to a significant deterioration in the A$ exchange rate as compared to the US$ exchange rate.

Our aggregate cash balances as at December 31, 2008 were $1,356,170, our inventory was $780,912, and our net receivables were approximately $17.8 million. These receivables are due on average within 90-180 days. We forecast that we will be able to generate sufficient funds from our business to fund our operations in the ordinary course during the next 12 months. Management has expanded our business into the United Kingdom and China and is considering further international expansion through establishing new sales clinic operations.

The Company borrowed A$3 million from ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST in September 2006.  The outstanding balance of this loan was fully repaid in December 2008 using funds from the St George facility discussed below.

The Company borrowed A$2.4 million from St George Bank Limited in December 2008 comprising a A$1.9 million term facility and a A$500,000 overdraft facility. The loan is secured by a first ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The term facility is a commercial bill acceptance/discount facility whereby the Company regularly discounts bills with the bank at the prevailing interest rate plus a margin of 1.65%. The average all-up cost of this facility during the period was 6.58%. On each rollover the interest rate is reset and it is likely that the current annual interest rate will fall on the next rollover due to the Australian Reserve Bank cutting the Australian cash rate in February 2009 by 100 basis points from 4.25% to 3.25%   No repayment of this loan has been made up to December 31, 2008.  The loan is due for repayment in December 2011, however the Company is required to make principal repayments of A$50,000 per month during each month of the term.  The A$500,000 overdraft facility was undrawn as at December 31, 2008.

The Company borrowed a further A$1 million from Secare Health Centre Pty Limited (“Secare”) in December 2008.  Secare is controlled by the company’s chief executive officer and founder, Jack Vaisman. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan attracts an interest cost of 10% per annum.  No repayment of this loan has been made up to December 31, 2008.  The loan is due for repayment in December 2011.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2008 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2007

Revenue. Revenue was $29,160,593 in the six months ended December 31, 2008, compared to $23,540,490 in the six months ended December 31, 2007, an increase of $5,620,103, or 23.9%. We attribute this increase primarily to the following factors: (1) expansion into U.K., (2) increased effectiveness of advertising campaigns; (3) increased brand name recognition; and (4) effectiveness of our products.

Our unearned revenue as at December 31, 2008 was $5,503,498 compared to $5,340,856 as at December 31, 2007. The gross increase in unearned revenue from the six months ended December 31, 2007 to the six months ended December 31, 2008 was $162,642, or an increase of 3.0%. The increase in the six-month period ended December 31, 2008 is primarily attributable to the increase in the number of patients buying treatment programs from us than in the same period in 2007. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in AMI Australia’s premature ejaculation (PE) treatments has increased by $4,343,136 or 38.2% to $15,723,133, and revenue in AMI Australia’s erectile dysfunction (ED) treatments increased by $11,493,363 or 13.5% to $12,517,390, in the six months ended December 31, 2008, compared to the six months ended December 31, 2007. The numbers of patients in AMI Australia’s PE treatments and ED treatments are stable compared to the six months ending December 31, 2007. We attribute the increase in revenue in our PE treatments and ED treatments to the increase in the number of sales per patient, along with the higher sales price of the treatment programs sold. Revenue in AMI Australia’s prostate treatments has decreased by $428,026 or 35.9%, to $765,690, in the six months ended December 31, 2008, compared to the six months ended December 31, 2007. We attribute the decrease in revenue in our prostate treatments to decreases in the number of patients. The number of patients in AMI Australia’s prostate treatments decreased by 541 compared to the six months ended December 31, 2007.

Revenue in our Australian operations was $25,142,030 in the six months ended December 31, 2008, compared to $22,944,529 in the six months ended December 31, 2007. Compared to the same period in the previous year, there is an increase of $2,197,501, or 9.6%, in the six months ended December 31, 2008. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our UK operations was $3,504,624 in the six months ended December 31, 2008, compared to $Nil in the six months ended December 31, 2007.  UK operation started its business activities in September 2008.

Revenue in our Chinese operations was $5,147 in the six months ended December 31, 2008, compared to $22,589 during the six months ended December 31, 2007. The decrease of $17,442, or 77.2%, in revenue in the six months ended December 31, 2008 is primarily attributable to the decrease in the number of patients buying treatments from us during the 2008 period.

Cost of Revenue. Cost of revenue was $6,381,207 in the six months ended December 31, 2008, compared to $5,418,456 in the six months ended December 31, 2007. The increase in cost of revenue was attributable to an increase in the medication cost incurred by AMI Australia and AMI’s UK operation. As a percentage of revenue, cost of revenue was 21.9% in the six months ended December 31, 2008, compared to 23.0% in the six months ended December 31, 2007. The decrease in cost of revenue percentage in the quarter ended December 31, 2008 is primarily attributable to a significant decrease in the scale of the Company’s unprofitable Japanese and Chinese operations.

Gross Profit. Gross profit was $22,779,386 in the six months ended December 31, 2008, compared to $18,122,034 in the 2007 comparable period. As a percentage of revenue, gross profit increased to 78.1% in the quarter ended December 31, 2008 from 77.0% in the 2007 quarter. The 1.1% increase in the gross profit percentage in 2008 is primarily attributable to a significant decrease in the scale of the Company’s unprofitable Japanese and Chinese operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $21,674,564 in the six months ended December 31, 2008, compared to $16,251,897 in the six months ended December 31, 2007. As a percentage of revenue, selling, general and administrative expenses increased to 74.3% in the six months ended December 31, 2008 from 69.0% in the six months ended December 31, 2007. The increase in the six months ended December 31, 2008 is primarily attributable to the establishment of UK operations. The Company’s UK operations started its business activities in September 2008.  The initial stage of UK operation led to a high percentage of selling, general and administrative expenses to revenue due to the operation being a start up business.  Its revenue shows a growing pace following the increase in its brand name recognition.

Selling, general and administrative expenses in our Chinese operations were $120,537 in the six months ended December 31, 2008, compared to $394,623 in the six months ended December 31, 2007. Major expenses were staff costs.

Other Income. Other income and expenses were ($68,810) in the six months ended December 31, 2008, compared to ($76,841) in the six months ended December 31, 2007. As a percentage of revenue, other income and expenses was (0.2%) in the six months ended December 31, 2008 and (0.33%) in the six months ended December 31, 2007.

Net Income Before Income Tax and Income Tax Expenses.

Income before income tax was $1,037,866 in the six months ended December 31, 2008, compared to $1,440,447 in the six months ended December 31, 2007. The decrease is attributable to the depreciation in Australian dollar against the US dollar from the average rate of A$:US$ 1:0.86892 for the six-month period ended December 31, 2007 to A$:US$ 1:0.78240 for the six-month period ended December 31, 2008.

Income tax expenses were $536,287 in the six months ended December 31, 2008 compared to $755,253 in the six months ended December 31, 2007. As a percentage of revenue, income tax expense decreased to 2.0% in the six months ended December 31, 2008 from 3.2% in the six months ended December 31, 2007. This decrease is attributable to a significant decrease in the scale of the Company’s unprofitable Japanese and Chinese operations, losses from which were unable to be offset against Australian profits for income tax expense purposes.

Net Income ..Net income was $501,579 in the six months ended December 31, 2008, compared to $685,194 in the six months ended December 31, 2007. This decrease in the 2008 quarter compared to the 2007 quarter is attributable to the depreciation in Australian dollar against the US dollar from the average rate of A$:US$ 1:0.86892 for the six-month period ended December 31, 2007 to A$:US$ 1:0.78240 for the six-month period ended December 31, 2008.

Net income in our Australian operations was $1,237,646 in the six months ended December 31, 2008, compared to $1,768,923 in the six months ended December 31, 2007. The decrease is predominantly attributable to the depreciation in Australian dollar against the US dollar from the average rate of A$:US$ 1:0.86892 for the six-month period ended December 31, 2007 to A$:US$ 1:0.78240 for the six-month period ended December 31, 2008.

Net loss in our UK operations was ($37,305) in the six months ended December 31, 2008, compared to $Nil in the six months ended December 31, 2007.

Net loss in our Chinese operations was ($115,460) in the six months ended December 31, 2008, compared to ($372,788) in the six months ended December 31, 2007. The decrease is due to the reduction in operations.

Net loss in our Japanese operations, which were discontinued during the 2008 period, was ($117,823) in the six months ended December 31, 2008, compared to ($386,571) in the six months ended December 31, 2007. The decrease in the loss resulted from the reduction of expenditures due to the discontinuation of the Japanese operations.

The above discussions of results exclude those entities which have no, or what management deems insignificant operations.

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

Revenue. Revenue was $13,211,291 in the three months ended December 31, 2008, compared to $12,331,983 in the three months ended December 31, 2007, an increase of $879,308, or 7.1%. We attribute this increase primarily to the following factors: (1) expansion into U.K., (2) increased effectiveness of advertising campaigns; (3) increased brand name recognition; and (4) effectiveness of our products.

Our unearned revenue as at December 31, 2008 was $5,503,498 compared to $5,340,856 as at December 31, 2007. The gross increase in unearned revenue from the three months ended December 31, 2007 to the three months ended December 31, 2008 was $162,642, or an increase of 3.0%. The increase in the three-month period ended December 31, 2008 is primarily attributable to the increase in the number of patients buying treatment programs from us compared with the same period in 2007. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our PE treatments has increased by $2,473,197 or 43.4% to $8,167,708, and revenue in our ED treatments decreased by $1,713,472 or 26.6% to $4,738,003, in the three months ended December 31, 2008, compared to the three months ended December 31, 2007. The numbers of patients in our PE treatments are stable compared to the three months ending December 31, 2007. We attribute the increase in revenue in our PE treatments to the increase in the number of sales per patient along with the higher sales price of the treatment programs sold. Revenue in our prostate treatments has decreased by $357,596 or 58.6%, to $252,934, in the three months ended December 31, 2008, compared to the three months ended December 31, 2007. We attribute the decrease in revenue in our prostate treatments to decreases in the number of patients. The number of patients in our ED prostate treatments decreased by 255 compared to the three months ended December 31, 2007.

Revenue in our Australian operations was $9,734,524 in the three months ended December 31, 2008, compared to $12,055,332 in the three months ended December 31, 2007. Compared to the same period in the previous year, there is a decrease of $2,320,808, or 19.3%, in the three months ended December 31, 2008. We attribute this decrease predominantly to the depreciation in Australian dollar against the US dollar from the average rate of A$:US$ 1:0.86892 for the six-month period ended December 31, 2007 to A$:US$ 1:0.78240 for the six-month period ended December 31, 2008. Revenue in our Australian operation was A$14,856,471 in the three months ended December 31, 2008, compared to A$13,988,367 in the three months ended December 31, 2007,

Revenue in our UK operations was $3,355,212 in the three months ended December 31, 2008, compared to $Nil in the three months ended December 31, 2007.  The Company’s UK operation started its business activities in September 2008.

Revenue in our Chinese operations was $293 in the three months ended December 31, 2008, compared to $15,382 during the three months ended December 31, 2007. The decrease of $15,089, or 98.1%, in revenue in the three months ended December 31, 2008 is primarily attributable to the decrease in the number of patients buying treatments from us during the 2008 period.

Cost of Revenue. Cost of revenue was $2,790,007 in the three months ended December 31, 2008, compared to $2,806,273 in the three months ended December 31, 2007. The decrease in cost of revenue was attributable to a decrease in the medication cost incurred by AMI Australia and the Company’s UK operation. As a percentage of revenue, cost of revenue was 21.1% in the three months ended December 31, 2008, compared to 22.8% in the three months ended December 31, 2007. The decrease in cost of revenue percentage in the three months ended December 31, 2008 is primarily attributable to a significant decrease in the scale of the Company’s unprofitable Japanese and Chinese operations.

Gross Profit. Gross profit was $10,421,284 in the three months ended December 31, 2008, compared to $9,525,710 in the 2007 comparable period. As a percentage of revenue, gross profit increased to 78.9% in the quarter ended December 31, 2008 from 77.2% in the 2007 quarter. The 1.7% increase in the gross profit percentage in 2008 is primarily attributable to a significant decrease in the scale of the Company’s unprofitable Japanese and Chinese operations.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9,866,877 in the three months ended December 31, 2008, compared to $7,846,286 in the three months ended December 31, 2007. As a percentage of revenue, selling, general and administrative expenses increased to 74.7% in the three months ended December 31, 2008 from 63.6% in the three months ended December 31, 2007. The increase in the three months ended December 31, 2008 is primarily attributable to the establishment of UK operations. The Company’s UK operation started its business activities in September 2008.  The initial stage of UK operation led to a high percentage of selling, general and administrative expenses to revenue due to the start up nature of the operation.  Its revenue shows a growing pace following the increase in its brand name recognition.

Selling, general and administrative expenses in our Chinese operations were $66,114 in the three months ended December 31, 2008, compared to $222,550 in the three months ended December 31, 2007. Major expenses were staff costs.

Other Income. Other income and expenses were ($52,321) in the three months ended December 31, 2008, compared to ($47,142) in the three months ended December 31, 2007. As a percentage of revenue, other income and expenses was (0.4%) in the three months ended December 31, 2008 and in the three months ended December 31, 2007.

Net Income Before Income Tax and Income Tax Expenses.

Income before income tax was $549,373 in the three months ended December 31, 2008, compared to $1,291,774 in the three months ended December 31, 2007. This decrease was primarily attributable to the increase in selling, general and administrative expenses in the three months ended December 31, 2008.

Income tax expenses were $162,440 in the three months ended December 31, 2008 compared to $545,043 in the three months ended December 31, 2007. As a percentage of revenue, income tax expense decreased to 1.3% in the three months ended December 31, 2008 from 4.4% in the three months ended December 31, 2007. This decrease is attributable to a significant decrease in the scale of the Company’s unprofitable Japanese and Chinese operations, losses from which were unable to be offset against Australian profits for income tax expense purposes.

Net Income ..Net income was $386,933 in the three months ended December 31, 2008, compared to $746,731 in the three months ended December 31, 2007. This decrease in the 2008 quarter compared to the 2007 quarter is attributable to the depreciation in Australian dollar against the US dollar from the average rate of A$:US$ 1:0.86892 for the six-month period ended December 31, 2007 to A$:US$ 1:0.78240 for the six-month period ended December 31, 2008.

Net income in our Australian operations was $361,461 in the three months ended December 31, 2008, compared to $1,336,881 in the three months ended December 31, 2007. The decrease is primarily attributable to the depreciation in Australian dollar against the US dollar from the average rate of A$:US$ 1:0.86892 for the six-month period ended December 31, 2007 to A$:US$ 1:0.78240 for the six-month period ended December 31, 2008.

Net income in our UK operations was $471,681 in the three months ended December 31, 2008, compared to $Nil in the three months ended December 31, 2007.

Net loss in our Chinese operations was ($65,891) in the three months ended December 31, 2008, compared to ($207,834) in the three months ended December 31, 2007. The decrease is due to the reduction in operations.

Net loss in our Japanese operations, which were discontinued during the 2008 period, was ($70,137) in the three months ended December 31, 2008, compared to ($118,415) in the three months ended December 31, 2007. The decrease in the loss resulted from the reduction of expenditures due to the discontinuation of the Japanese operations.

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

Currency Fluctuations and Foreign Currency Risk.
The majority of our operations are conducted in Australia, except for our U.K. operations and small parts of our operations located in New Zealand and China. Most of our sales and purchases are conducted in Australia in Australian Dollars. Hence, the effect of fluctuations of exchange rate is considered minimal to our business operations, as the vast majority of both our revenues and expenses are denominated in Australian dollars, which is the official currency of Australia.

The Company does, however, use United States Dollars for financial reporting purposes. Conversion of Australian Dollars into foreign currencies is regulated by the Reserve Bank of Australia through a unified floating exchange rate system. Although the Australian government has stated its intention to support the value of the Australian Dollar, the Australian Dollar has depreciated significantly against the U.S. Dollar and there can be no assurance that further depreciation will not occur. In this respect we note that the Australian dollar has weakened significantly against the United States Dollar over the last three to six months.

Interest Rate Risk.
Our first ranking long term debt is subject to a variable interest rate. The interest rate applicable to that debt has decreased from 10.5 % in September 2006 (when the facility commenced) to 5.5% now due to changes in the official Australian government interest rate on which the rate is based and also due to changes in the manner in which the rate is calculated following the refinance of the facility in December 2008.

Credit Risk.
Our receivables are consumer based with a broad spread of concentration with average receivable size less than $1,500. The Company has made significant provisions against our receivables in line with historical collection levels. Our receivables are regularly monitored by our credit manager.

ITEM 4(T).   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and the chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as of December 31, 2008, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to us and our consolidated subsidiaries, and was made known to others within those entities, particularly during the period when this report was being prepared.

Changes in internal controls over financial reporting

There were no significant changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

Please see Note 8 to our financial statements above.

ITEM 1A.   RISK FACTORS

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure included in our most recent Annual Report on Form 10-K for the year ended June 30, 2008 that have not already been disclosed.

ITEM 6.   EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.1	Facility Agreement with St. George Bank Limited, dated October 22, 2008

10.2	Amendment to Facility Agreement with St. George Bank Limited, dated November 21, 2008

10.3	Loan Agreement with Secare health Centre Pty Limited, dated December 4, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2009	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: February 17, 2009	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Facility Agreement with St. George Bank Limited, dated October 22, 2008

10.2	Amendment to Facility Agreement with St. George Bank Limited, dated November 21, 2008

10.3	Loan Agreement with Secare health Centre Pty Limited, dated December 4, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).