Form 10-Q
period 2009-03-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2009-05-15
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	88-0409144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level 4, Terrace Tower, 80 William Street
Sydney, NSW
Australia 2000

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
Yes ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every, Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, ” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐   No ☒

There were 53,507,450 shares of the Registrant’s Common Stock issued and outstanding on May 15, 2009.

TABLE OF CONTENTS

PART I -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2009	June 30, 2008
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$633,712	$3,127,029
Restricted cash	142,195	-
Receivables, net	19,797,733	18,196,314
Receivables due from related parties	1,194,868	751,034
Inventory	722,641	468,950
Assets related to discontinued operation/entities held for disposition	-	408,039
Other assets	601,460	701,329
TOTAL CURRENT ASSETS	23,092,609	23,652,695

NON-CURRENT ASSETS
Security deposits	154,596	124,569
Property and equipment, net	1,554,875	1,314,825
Assets related to discontinued operation	368,150	128,696
Intangible assets, net	20,720,155	30,281,340
TOTAL NON-CURRENT ASSETS	22,797,776	31,849,430

TOTAL ASSETS	$45,890,385	$55,502,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$5,362,741	$6,922,800
Accounts payable & accrued expenses	11,750,024	9,874,446
Interest bearing liabilities – current	532,204	422,715
Liabilities related to discontinued operation	1,919	140,403
Income taxes payable	31,476	820,674
TOTAL CURRENT LIABILITIES	17,678,364	18,181,038

NON-CURRENT LIABILITIES
Interest bearing liabilities - non-current	968,659	1,523,716
Payable due to related parties	2,272,903	-
Deferred tax liabilities	2,146,140	2,323,212
TOTAL NON-CURRENT LIABILITIES	5,387,702	3,846,928

TOTAL LIABILITIES	23,066,066	22,027,966

Commitments & Contingency

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 90,000,000 shares authorized, 53,507,450 issued and outstanding as at March 31, 2009 and June 30, 2008	53,507	53,507
Additional paid in capital	24,149,420	24,149,420
Other comprehensive loss	(2,229,811)	6,972,500
Retained earnings	851,203	2,298,732
TOTAL STOCKHOLDERS’ EQUITY	22,824,319	33,474,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$45,890,385	$55,502,125

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Month Periods Ended		Nine Month Periods Ended
	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)

NET REVENUE	$13,216,784	$13,408,468	$42,377,377	$36,948,958

COST OF REVENUE	(3,292,213)	(2,786,301)	(9,673,420)	(8,204,757)

GROSS PROFIT	9,924,571	10,622,167	32,703,957	28,744,201

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(12,057,115)	(9,483,354)	(33,731,679)	(25,735,251)

OPERATING INCOME (LOSS)	(2,132,544)	1,138,813	(1,027,722)	3,008,950

OTHER INCOME AND (EXPENSE)
Bank interest	4,681	26,052	47,410	52,267
Management fee income	-	5,763	-	27,480
Other income (expense)	916	408	19,457	7,689
Interest expense	(79,310)	(66,872)	(209,390)	(198,926)

TOTAL OTHER INCOME (EXPENSE)	(73,713)	(34,649)	(142,523)	(111,490)

INCOME (LOSS) FROM CONTINUED OPERATIONS	(2,206,257)	1,104,164	(1,170,245)	2,897,460

DISCONTINUED OPERATIONS
Gain on disposal of subsidiary (including income from discontinued operation)	-	-	119,677	-
Loss from discontinued operations	(68,255)	(53,436)	(186,078)	(406,284)
Total loss from discontinued operations	(68,255)	(53,436)	(66,401)	(406,284)

(LOSS) INCOME BEFORE INCOME TAXES	(2,274,512)	1,050,728	(1,236,646)	2,491,176

INCOME TAX BENEFIT (EXPENSE)	325,404	(496,551)	(210,883)	(1,251,804)

NET (LOSS) INCOME	(1,949,108)	554,177	(1,447,529)	1,239,372

Other Comprehensive item - Foreign currency translation income (loss)	313,165	1,357,078	(9,202,311)	2,358,796

Net Comprehensive (Loss) Income	$(1,635,943)	$1,911,255	$(10,649,840)	$3,598,168

Earnings (loss) per common share – continued operations	$(0.04)	$0.02	$(0.02)	$0.03
Earnings (loss) per common share – discontinued operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Earnings (loss) per common share – basic & diluted	$(0.04)	$0.01	$(0.03)	$0.02
Weighted average number of shares, basic & diluted	53,507,450	53,507,450	53,507,450	53,507,450

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Month Periods Ended
	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)

Cash Flows from Operating Activities

Receipts from Customers	$30,808,420	$31,607,148
Interest Received	47,410	50,569
Payment to Suppliers & Employees	(33,592,199)	(27,758,083)
Interest Paid	(209,390)	(198,926)
Income Tax Paid	(96,431)	(86,851)
Net cash (used in) provided by operating activities of continued operations	(3,042,190)	3,613,857
Net cash used in discontinued operations	(110,899)	(448,801)
Net cash (used in) provided by operating activities	(3,153,089)	3,165,056

Cash Flows from Investing Activities

Loans to related entities	(736,021)	-
Proceeds from Sale of Investment	238,099	-
Payment for Property, Plant & Equipment	(700,600)	(170,526)
Payment for Intangible Assets	(54,235)	(73,181)

Net cash used in investing activities	(1,252,757)	(243,707)

Cash Flows From Financing Activities
Proceeds from Borrowings	3,422,131	-
Repayment of Borrowings	(994,893)	(500,635)

Net cash provided by (used in) financing activities	2,427,238	(500,635)

Net (decrease) increase in cash and cash equivalents	(1,978,608)	2,420,714
Effect of exchange rate on cash	(514,709)	(523,532)
Cash and cash equivalents at beginning of period	3,127,029	864,481

Cash and cash equivalents at end of period	$633,712	$2,761,663

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

	Nine Months Ended
	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Consolidated Balance Sheets as follows:

Cash & Cash Equivalents	$633,712	$2,761,663

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income (loss)	$(1,447,529)	$1,239,372

Non-Cash Flows in Profit from Ordinary Activities
Depreciation and amortization	1,142,672	1,317,256
Provision for doubtful accounts	4,579,023	3,162,216
Gain on disposal of investments	(119,677)	-

Changes in Assets and Liabilities
(Increase) decrease in inventories	(423,771)	85,854
Increase in receivables	(12,285,174)	(5,808,092)
Increase in unearned revenue	480,663	495,032
Increase in payables	4,981,190	1,455,696
Increase in provisions for compensated absences	225,536	148,771
Increase in deferred tax liabilities	497,652	336,975
(Decrease) increase in security deposit	(71,896)	1,350
(Decrease) increase in income tax payable	(600,880)	752,658

Net cash (used in) provided by operating activities of continued operations	(3,042,190)	3,187,088
Net cash used in operating activities of discontinued operation	(110,899)	(22,032)
Net cash (used in) provided by operating activities	$(3,153,089)	$3,165,056

Supplemental Cash Flow Disclosures:
Interest paid	$209,390	$198,926

Income tax paid	$96,431	$143,135

Non-Cash Investing/Financing Activities:
Assets acquired under capital leases	$299,870	$23,238

The accompanying notes are an integral part of these unaudited financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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

On December 30, 2008 FASB issued FIN 48-3, “Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises”. This FSP defers the effective date of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes , for certain non-public enterprises as defined in paragraph 289, as amended, of FASB Statement No. 109, Accounting for Income Taxes , including non-public not-for-profit organizations. However, non-public consolidated entities of public enterprises that apply U. S. GAAP are not eligible for the deferral. Nonpublic enterprises that have applied the recognition, measurement, and disclosure provisions of Interpretation 48 in a full set of annual financial statements issued prior to the issuance of this FSP also are not eligible for the deferral. This FSP shall be effective upon issuance. The Company does not believe this pronouncement will impact its financial statements.

On January 12, 2009 FASB issued FSP EITF 99-20-01, “Amendment to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , and other related guidance. The FSP is shall be effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. Retrospective  application to a prior interim or  annual reporting period is not permitted. The Company does not believe this pronouncement will impact its financial statements.

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

Impairment is determined by assessing the recoverable amount of the cash-generating unit (group of cash-generating units), to which the intangible asset relates. When the recoverable amount of the cash-generating unit (group of cash-generating units) is less than the carrying amount, an impairment loss is recognized.

At March 31, 2009 and June 30, 2008, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount March 31, 2009 (Unaudited)	Net Carrying Amount June 30, 2008

Amortized intangibles:
Australian Patents	$4,513,527	$(814,244)	$-	$3,699,283	$5,458,430

Worldwide Patents	$3,417,497	$(490,292)	$(559,787)	$2,367,418	$3,534,861

Intellectual Property	14,003,904	(1,939,271)	-	12,064,633	17,510,605

Computer Software	386,185	(251,205)	-	134,980	185,180

Unamortized intangibles:
Intellectual Property	2,453,841	-	-	2,453,841	3,592,264

	$24,774,954	$(3,495,012)	$(559,787)	$20,720,155	$30,281,340

The Company assigned an 18 year life to the patents that are held by Worldwide PE Patent and a 19 year life to the patents that are held by PE Patent.

The exchange rate used for the period ended June 30, 2008 was A$:US$ 1:0.96150, and the rate used for the period ended March 31, 2009 was A$:US$ 1:0.68350. The rate change caused the decrease in the net book value of intangible assets in addition to accumulated amortization.

For intellectual property, the Company assigned an 18 year life to the intellectual property that arose from Worldwide PE Patent, a 19 year life to the intellectual property that arose from PE Patent, and indefinite life to the intellectual property that arose from IMT.

Computer software was assigned as having a 3 year life.

Amortization expense from continuing operations for the nine months ended March 31, 2009 and 2008 were $1,015,435 and $1,193,432, respectively. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending March 31,	Annual Amount

2010	$1,354,000
2011	$1,354,000
2012	$1,354,000
2013	$1,354,000
2014	$1,354,000

5.	OTHER ASSETS

Following is the summary of other assets as of March 31, 2009 and June 30, 2008.

	March 31	June 30
Bank guarantees	$79,799	$112,256
Advances and prepayments	35,075	23,220
Other receivables	13,875	67,305
Other debtors	472,711	498,548

Total	$601,460	$701,329

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of March 31, 2009 and June 30, 2008:

	March 31 (Unaudited)	June 30

Leasehold improvements	$687,858	$557,408
Less: Accumulated depreciation	103,078	118,234
	584,780	439,174

Motor Vehicles	63,895	89,884
Less: Accumulated Depreciation	31,279	36,316
	32,616	53,568

Office Furniture & Equipment	988,090	803,398
Less: Accumulated Depreciation	172,271	177,720
	815,819	625,678

Computer Hardware	343,451	462,013
Less: Accumulated Depreciation	256,443	318,141
	87,008	143,872

Low Value Pooled Fixed Assets	143,095	188,491
Less: Accumulated Depreciation	108,443	135,958
	34,652	52,533

Total Property, Plant and Equipment, net	$1,554,875	$1,314,825

Included in property and equipment are assets of approximately $415,989 and $163,348, as of March 31, 2009 and June 30, 2008, that are leased under non-cancellable leases and accounted for as capital leases, which expire through October 2013. The accumulated depreciation included in the property and equipment for these leases is approximately $71,919 and $68,284 as of March 31, 2009 and June 30, 2008.

7.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of March 31, 2009 and June 30, 2008:

	March 31	June 30
Current, as of the period ended
Capitalized lease liability	$139,034	$45,037
Secured loan (1)	393,170	377,678
	$532,204	$422,715

Non-current, as of the period ended
Capitalized lease liability	$216,909	$26,061
Secured loan (1)	751,750	1,497,655
Total non-current	$968,659	$1,523,716

(1) The Company borrowed A$2.4 million from St George Bank Limited in December 2008 comprising a A$1.9 million term facility and a A$500,000 overdraft facility. The loan is secured by a first ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The term facility is a commercial bill acceptance/discount facility whereby the Company regularly discounts bills with the bank at the prevailing interest rate plus a margin of 1.65%. The average all-up cost of this facility during the period was 5.36%. On each rollover the interest rate is reset.    The loan is due for repayment in December 2011, however the Company is required to make principal repayments of A$50,000 per month during each month of the term.  As at March 31, 2009, the total outstanding under the facility was A$2,175,084.

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 5.5% to 14.30%. Interest expense on the interest bearing liabilities amounted to $209,390 and $198,926 for the nine month periods ended March 31, 2009 and 2008, respectively.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2009 and June 30, 2008 are summarized as follows:

	March 31	June 30

Accounts payable	$6,468,343	$4,195,940
Accrued salaries	445,268	611,049
Accrued professional fees	86,258	62,305
Accrued legal fee	-	89,083
Other current liabilities	462,158	290,800
Accrued DDR medication cost	1,054,641	1,204,760
Accrued DDR sales commission	1,153,748	1,204,760
Accrued DDR collection fee	1,153,748	1,204,760
Provision for patient refund	129,865	182,685
Accrued compensated absences	795,995	828,304
Total	$11,750,024	$9,874,446

9.	LEGAL PROCEEDINGS

AMI Australia and Others v Bade Medical Institute and Others - Federal Court Proceedings NSD. 2448 of 2007

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

On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI. Bade appears to have ceased operation since the orders were obtained and has now been deregistered.

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

The Fourth Respondent, Mr Wade, did not serve any notice of motion in accordance with Order 4 above. Further, Bade did not serve any further evidence.

On April 8 and 9, 2009, Ms Wade produced medical reports in which she informed the Court that she was medically unfit to trial.  The Court adjourned the hearing to June 1 and 2, 2009.

AMI's evidence is complete and the matter is ready for final hearing.

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

On January 28, 2009, AMI Australia filed a Notice of Appeal with the Federal Court of Australia in respect of IP Australia's decision described above. Owing to a failure by Bade to appear at several Federal Court directions hearings, its voluntary de-registration from ASIC’s Company Register and with the consent of the Registrar of Trademarks, on 1 April 2009 the registration of Bade’s trademark was refused by order of the Court and AMI’s appeal was allowed.

10.	LEASE COMMITMENTS

The Company is party to long-term, non-cancellable operating leases for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these leases are as follows:

March 31

Due during the period ended,

2010	$554,520
2011	378,639
2012	328,354
2013	265,857
2014	231,398
2015	231,398
2016	173,548

$2,163,714

Rent paid for the Nine Month Periods Ended March 31, 2009 and 2008 were $790,711 and $785,104, respectively.

11.	DISCONTINUED OPERATION

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

Consideration has been fully settled as at March 31, 2009 and the ownership of Whygo is considered to be disposed.

Gain on disposal is shown below:

December 31

Consideration	$258,192
Discount on early repayment	(7,824)

Total money received	250,368

Net book value of Whygo as at March 31, 2009	(130,691)

Gain on disposal (including income of $15,181 from discontinued operations)	$119,677

The components of income from operations related to the entity held for disposal for the period ended March 31, 2009 are shown below.

December 31

Net sales	$433,331

Operating expenses
Selling, general and administrative	442,154

Loss from operations	(8,823)

Non-operating income (expenses) :-
Other income	23,633
Interest income	371

Net profit	$15,181

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

Loss from the discontinued operation of AMI Japan during the period ended March 31, 2009 was $186,078.

The capital contributed to AMI Japan of $366,231 has been classified as assets pending sale on the accompanying consolidated balance sheet as of March 31, 2009.

Following is the summary of assets and liabilities of discontinued operations as of March 31:

Assets :-
Cash and cash equivalents	$817
Other current assets	12,089
Security deposits	82,516
Property, Plant & Equipment, net	127,790
Intangible assets	144,938
Total Assets	$368,150
Liabilities :-
Accounts payable and accrued expense	$1,919

The components of loss from operations related to the entity held for disposal for the period ended March 31, 2009 are shown below.

Net sales	$121,318

Operating expenses
Selling, general and administrative	(325,404)
Total operating expenses	(325,404)

Loss from operations	(204,086)

Non-operating income (expenses) :-
Other income	17,966
Interest income	42

Net Loss before income tax	(186,078)

Provision for Income tax	-

Net loss from entity held for disposal	$(186,078)

12.	RELATED PARTY TRANSACTIONS

	March 31, 2009	June 30, 2008

Related party transactions comprised of the following:

Advanced Medical Institute of the United States, Inc.
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	$751,049	$151,074

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	1,315	1,850

Peter Riley
Relationship: Director of AMI UK
Receivable from this related party	32,460	1,850

Loan to affiliate in Indonesia	410,044	598,110

Receivable due form related parties - current	$1,194,868	$751,034

Secare Health Centre Pty Limited
Relationship: Under common management control by Jack Vaisman
Payable to this related party – non current	$2,272,903	$-

Total receivables due from related parties included in the Company’s statement of financial position were $1,194,868 and $751,034, as of March 31, 2009 and June 30, 2008, respectively.

Total payables due to related parties included in the Company’s statement of financial position were $2,272,903 as of March 31, 2009 and $Nil as of June 30, 2008.

Receivables from related parties are unsecured, interest-free, and due on demand.

Payables to related parties are as follows:
Secare Health Centre Pty Ltd: Unsecured, interest charge at 10% per annum, and due for repayment in December 2011.

The Company borrowed a further A$1 million from Secare Health Centre Pty Limited (“Secare”) in December 2008.  Secare is controlled by the company’s chief executive officer and founder, Jack Vaisman and the Company has subsequently borrowed a further A$2,263,966 from Secare. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan attracts an interest cost of 10% per annum.  No repayment of this loan has been made up to March 31, 2009.  The loan is due for repayment in December 2011.

Interest expense on the loan borrowed from Secare amounted to $51,127 and $Nil for the nine month periods ended March 31, 2009 and 2008, respectively.

13.	INCOME TAXES

Total income tax expense for the nine months ended March 31, 2009 and 2008 amounted to $210,883 and $1,251,804, respectively. For the nine month periods ended March 31, 2009 and 2008 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

March 31, 2009	U.S.	State	International	Total
Current	$-	$-	$(370,994)	$(370,994)
Deferred	$-	$-	$581,877	$581,877
Total	$-	$-	$210,883	$210,883

March 31, 2008	U.S.	State	International	Total
Current	$-	$-	$826,629	$826,629
Deferred	$-	$-	$425,175	$425,175
Total	$-	$-	$1,251,804	$1,251,804

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	March 31, 2009	June 30, 2008

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	(1)%	(1)%
	33%	33%
Temporary Difference	10.36%	108%
Income tax benefit	(26.31)	-
Effective Tax Rate	17.05%	141%

Deferred tax liability arises due to the following temporary differences:

	March 31, 2009	Future tax rate %	Deferred tax liability	June 30, 2008	Future tax rate %	Deferred tax liability
Owing by patients via ACFC	$24,715,766	30%	$7,414,730	$24,444,765	30%	$7,333,430
Provision DDR cancellation	(13,447,863)	30%	(4,034,359)	(13,746,000)	30%	(4,123,800)
Provision un-dispensed DDR medications	(1,054,641)	30%	(316,392)	(1,253,000)	30%	(375,900)
Accrued ACFC collection and commission	(2,307,496)	30%	(692,249)	(2,506,000)	30%	(751,800)
Provision for patient refund	(129,865)	30%	(38,960)	(190,000)	30%	(57,000)
Amortization of patents	1,647,825	30%	494,348	714,329	30%	214,299
Unutilised loss	(1,758,712)	30%	(527,613)	-	30%	-
Other miscellaneous	(511,214)	30%	(153,365)	279,946	30%	83,983
Total	$7,153,800	30%	$2,146,140	$7,744,040	30%	$2,323,212

14.	OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at March 31, 2009 and June 30, 2008 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2007	$3,171,506
Change for year ended June 30, 2008	3,800,994
Balance at June 30, 2008	$6,972,500
Change for nine months ended March 31, 2009	(9,202,311)
Balance at March 31, 2009	$(2,229,811)

The change for nine months ended March 31, 2009 is primarily attributable to the depreciation in Australian dollar against the US dollar from the closing rate of A$:US$ 1:0.96150 for the year ended June 30, 2008 to A$:US$ 1:0.68350 for the nine-month period ended March 31, 2009.

15.	ACQUISITIONS

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

CURRENCY CONVERSION   As of March 31, 2009 and 2008, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (A$). Such financial statements were translated into US Dollars (US$) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the Australian Dollar as the functional currency. In accordance with the Statement, all assets and liabilities were translated at the exchange rate (A$1 = US$0.68350) as of March 31, 2009, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Results of operations:

	Three Months ended March 31,	Three Months ended March 31,	Nine Months ended March 31,	Nine Months ended March 31,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Cost of revenue	24.9%	20.8%	22.8%	22.2%
Gross profit	75.1%	79.2%	77.2%	77.8%
Selling, general and administrative expenses	91.2%	70.7%	79.6%	69.7%
Other income and expenses	(0.6)%	(0.3)%	(0.3)%	(0.3)%
Discontinued operation	(0.5)%	(0.4)%	(0.2)%	(1.1)%
Income before income tax	(17.2)%	7.8%	(2.9)%	6.7%
Income tax expenses	(2.5)%	3.7%	0.5%	3.3%
Net income	(14.7)%	4.1%	(3.4)%	3.4%

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had total liabilities of $23,066,065, including unearned revenue of $5,362,741, and we had a positive net worth of $22,824,320. As of June 30, 2008, we had total liabilities of $22,027,966, including unearned revenue of $6,922,800, and we had a positive net worth of $33,474,159.   The predominant reason for the significant reduction in the net worth of the Company between June 30, 2008 and March 31, 2009 is due to a significant deterioration in the A$ exchange rate as compared to the US$ exchange rate.

Our aggregate cash balances as at March 31, 2009 were $633,712, our inventory was $722,641, and our net receivables were approximately $19.8 million. These receivables are due on average within 90-180 days. We forecast that we will be able to generate sufficient funds from our business to fund our operations in the ordinary course during the next 12 months. Our forecast is based on our analysis that the net cash outflow for the Company in the nine months ended March 31, 2009 is mainly attributable to significant ineffective advertising expenses incurred in our Australian operation during January and February 2009 (which ineffective advertising has since been addressed) as well as cash used for the establishment of UK operations.  As set out above, the previous ineffective advertising in our Australian operation was addressed during March 2009 and is no longer an issue.  Secondly, the establishment of our UK operations has now largely been completed, with the operating performance and cash flow of our UK operations having improved substantially in the past few months such that the operations are now cash flow break even or cash flow positive.  Therefore, we forecast our operating cash flow will be positive and that we will have sufficient funds available to meet expenses from our operations in the normal course.

The Company borrowed A$3 million from ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST in September 2006.  The outstanding balance of this loan was fully repaid in December 2008 using funds from the St George facility discussed below.

The Company borrowed A$2.4 million from St George Bank Limited in December 2008 comprising a A$1.9 million term facility and a A$500,000 overdraft facility. The loan is secured by a first ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The term facility is a commercial bill acceptance/discount facility whereby the Company regularly discounts bills with the bank at the prevailing interest rate plus a margin of 1.65%. The average all-up cost of this facility during the period was 5.36%. On each rollover the interest rate is reset.    The loan is due for repayment in December 2011, however the Company is required to make principal repayments of A$50,000 per month during each month of the term.  As at March 31, 2009, the total outstanding under the facility was A$2,175,084.

The Company borrowed a further A$1 million from Secare Health Centre Pty Limited (“Secare”) in December 2008.  Secare is controlled by the company’s chief executive officer and founder, Jack Vaisman and the Company has subsequently borrowed a further A$2,263,966 from Secare. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan attracts an interest cost of 10% per annum.  No repayment of this loan has been made up to March 31, 2009.  The loan is due for repayment in December 2011.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2009 COMPARED TO NINE MONTHS ENDED MARCH 31, 2008

Revenue. Revenue was $42,377,377 in the nine months ended March 31, 2009, compared to $36,948,958 in the nine months ended March 31, 2008, an increase of $5,428,419, or 14.7%. We attribute this increase primarily to the following factors: (1) expansion into the U.K.; (2) increased effectiveness of advertising campaigns; (3) increased brand name recognition; and (4) effectiveness of our products.

Our unearned revenue as at March 31, 2009 was $5,362,741 compared to $6,031,782 as at March 31, 2008. The gross decrease in unearned revenue from the nine months ended March 31, 2008 to the nine months ended March 31, 2009 was $669,041, or a decrease of 11.1%. The decrease in the nine-month period ended March 31, 2009 is primarily attributable to the depreciation in Australian dollar against the US dollar from the closing rate of A$:US$ 1:0.91780 for the nine-month period ended March 31, 2008 to A$:US$ 1:0.68350 for the nine-month period ended March 31, 2009.  Our unearned revenue in Australian dollars was A$7,846,000 in the nine months ended March 31, 2009, compared to A$6,572,000 in the nine months ended March 31, 2008, an increase of 19.4%.  We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our premature ejaculation (PE) treatments has increased by $5,616,176 or 31.6% to $23,412,099, and revenue in our erectile dysfunction (ED) treatments increased by $325,514 or 1.9% to $17,829,444, in the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. The numbers of patients in AMI Australia’s PE treatments and ED treatments are stable compared to the nine months ending March 31, 2008. We attribute the increase in revenue in our PE treatments and ED treatments to the increase in the number of sales per patient, along with the higher sales price of the treatment programs sold. Revenue in AMI Australia’s prostate treatments has decreased by $766,485 or 44.6%, to $953,418, in the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. We attribute the predominant reason for the decrease in revenue in our prostate treatments to decreases in the number of patients. The number of patients in AMI Australia’s prostate treatments decreased by 1,165 compared to the nine months ended March 31, 2008.

Revenue in our Australian operations was $34,377,403 in the nine months ended March 31, 2009, compared to $35,934,473 in the nine months ended March 31, 2008. Compared to the same period in the previous year, there is a decrease of $1,557,070, or 4.3%, in the nine months ended March 31, 2009. The decrease in the nine-month period ended March 31, 2009 is primarily attributable to the depreciation in the Australian dollar against the US dollar from the average rate of A$:US$ 1:0.88084 for the nine-month period ended March 31, 2008 to A$:US$ 1:0.74406 for the nine-month period ended March 31, 2009.  Revenue in Australian dollars was A$46,202,461 in the nine months ended March 31, 2009, compared to A$40,795,687 in the nine months ended March 31, 2008, an increase of 13.25%.  We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our UK operations was $7,158,088 in the nine months ended March 31, 2009, compared to $Nil in the nine months ended March 31, 2008.  Our UK operation started its business activities in September 2008.

Revenue in our Chinese operation was $5,137 in the nine months ended March 31, 2009, compared to $38,720 during the nine months ended March 31, 2008. The decrease of $33,583, or 86.7%, in revenue in the nine months ended March 31, 2009 is primarily attributable to the decrease in the number of patients buying treatments from us during the 2009 period.

Cost of Revenue. Cost of revenue was $9,673,420 in the nine months ended March 31, 2009, compared to $8,204,757 in the nine months ended March 31, 2008. The increase in cost of revenue was attributable to an increase in the medication cost incurred by AMI Australia and AMI’s UK operation. As a percentage of revenue, cost of revenue was 22.8% in the nine months ended March 31, 2009, compared to 22.2% in the nine months ended March 31, 2008. The increase in the nine months ended March 31, 2009 is primarily attributable to the establishment of the UK operations. The Company’s UK operations started its business activities in September 2008.  The initial stage of UK operation led to a high percentage of cost of revenue due to the operation being a start up business.  Its revenue shows a growing pace following the increase in its brand name recognition.

Gross Profit. Gross profit was $32,703,957 in the nine months ended March 31, 2009, compared to $28,744,201 in the 2008 comparable period. As a percentage of revenue, gross profit decreased to 77.2% in the quarter ended March 31, 2009 from 77.87% in the 2008 quarter. The 0.6% decrease in the gross profit percentage in 2009 is primarily attributable to the high percentage of cost of revenue in our UK operation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $33,731,679 in the nine months ended March 31, 2009, compared to $25,735,251 in the nine months ended March 31, 2008. As a percentage of revenue, selling, general and administrative expenses increased to 79.6% in the nine months ended March 31, 2009 from 69.7% in the nine months ended March 31, 2008. The increase in the nine months ended March 31, 2009 is primarily attributable to the establishment of UK operations as well as the expenditure on ineffective advertising in Australia in January and February, which expenditure has now been ceased. The Company’s UK operations started its business activities in September 2008.  The initial stage of UK operations led to a high percentage of selling, general and administrative expenses compared to revenue due to the operation being a start up business.  Its revenue shows a growing pace following the increase in its brand name recognition.

Selling, general and administrative expenses in our Chinese operations were $159,109 in the nine months ended March 31, 2009, compared to $579,300 in the nine months ended March 31, 2008. Major expenses were staff costs.

Other Income. Other income and expenses were ($142,523) in the nine months ended March 31, 2009, compared to ($111,490) in the nine months ended March 31, 2008. As a percentage of revenue, other income and expenses was (0.3%) in both the nine months ended March 31, 2009 and the nine months ended March 31, 2008.

Net (Loss) Income Before Income Tax and Income Tax Expenses. Net (loss) income before income tax was ($1,236,646) in the nine months ended March 31, 2009, compared to $2,491,176 in the nine months ended March 31, 2008. The decrease is attributable to the increase in selling, general and administrative expenses and the establishment of the UK operation.

Income tax expenses were $210,883 in the nine months ended March 31, 2009 compared to $1,251,804 in the nine months ended March 31, 2008. As a percentage of revenue, income tax expense decreased to 0.5% in the nine months ended March 31, 2009 from 3.3% in the nine months ended March 31, 2008. This decrease is attributable to the increase in selling, general and administrative expenses and the establishment of the UK operations.

Net (Loss) Income. Net (loss) income was ($1,447,529) in the nine months ended March 31, 2009, compared to $1,239,372 in the nine months ended March 31, 2008. This decrease in the 2009 quarter compared to the 2008 quarter is attributable to the increase in selling, general and administrative expenses and the establishment of the UK operations.

Net income in our Australian operations was $474,814 in the nine months ended March 31, 2009, compared to $2,639,514 in the nine months ended March 31, 2008, a decrease of 82%. The decrease is predominantly attributable to the decrease in the net income of our Australian operation, which was primarily the result of the depreciation in Australian dollar against the US dollar from the average rate of A$:US$ 1:0.88084 for the nine-month period ended March 31, 2008 to A$:US$ 1:0.74406 for the nine-month period ended March 31, 2009.  Whilst there was a decline in Australian dollar earnings, the decline was much lower in Australian dollar terms with the extent of the decrease being distorted by the significant deterioration of the Australian dollar against the US dollar in this period.

Net loss in our UK operations was ($1,186,963) in the nine months ended March 31, 2009, compared to $Nil in the nine months ended March 31, 2008.

Net loss in our Chinese operations was ($154,062) in the nine months ended March 31, 2009, compared to ($541,530) in the nine months ended March 31, 2008. The decrease is due to the reduction in operations.

Net loss in our Japanese operations, which were discontinued during the 2008 period, was ($186,078) in the nine months ended March 31, 2009, compared to ($428,313) in the nine months ended March 31, 2008. The decrease in the loss resulted from the reduction of expenditures due to the discontinuation of the Japanese operations.

The above discussions of results exclude those entities which have no, or what management deems insignificant operations.

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

Revenue. Revenue was $13,216,784 in the three months ended March 31, 2009, compared to $13,408,468 in the three months ended March 31, 2008, a decrease of $191,684, or 1.4%.  The decrease in the three-month period ended March 31, 2009 is primarily attributable to the depreciation in Australian dollar against the US dollar from the rate of A$:US$ 1:0.90271 for the three-month period ended March 31, 2008 to A$:US$ 1:0.65648 for the three-month period ended March 31, 2009.  Revenue in Australian dollars was A$19,208,950 in the three moths ended March  31, 2009 compared to A$14,389,885 in the three months ended March 31, 2008, an increase of A$4,819,065 or 33.5%.  We attribute this increase primarily to the following factors: (1) expansion into the UK; (2) increased effectiveness of advertising campaigns; (3) increased brand name recognition; and (4) effectiveness of our products.

Our unearned revenue as at March 31, 2009 was $5,362,741 compared to $6,031,782 as at March 31, 2008. The gross decrease in unearned revenue from the three months ended March 31, 2008 to the three months ended March 31, 2009 was $669,041, or a decrease of 11.1%. The decrease in the three-month period ended March 31, 2009 is primarily attributable to the depreciation in Australian dollar against the US dollar from the closing rate of A$:US$ 1:0.91780 for the nine-month period ended March 31, 2008 to A$:US$ 1:0.68350 for the nine-month period ended March 31, 2009.  Our unearned revenue in Australian dollars was A$7,846,000 in the three months ended March 31, 2009, compared to A$6,572,000 in the three months ended March 31, 2008, an increase of 19.4%.  We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our PE treatments has increased by $2,319,082 or 38.4% to $8,363,549, and revenue in our ED treatments decreased by $2,213,891 or 32.3% to $4,637,471, in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The numbers of patients in our PE treatments are stable compared to the three months ending March 31, 2008. We attribute the increase in revenue in our PE treatments to the increase in the number of sales per patient along with the higher sales price of the treatment programs sold. Revenue in our prostate treatments has decreased by $338,459 or 64.3%, to $187,728, in the three months ended March 31, 2009, compared to the three months ended March 31, 2008. We attribute the decrease in revenue in our prostate treatments to decreases in the number of patients. The number of patients in our ED  treatments decreased by 340 compared to the three months ended March 31, 2008. We attribute the decrease in revenue in our ED treatments to the decrease in the number of patients as well as the depreciation in Australian dollar against the US dollar.

Revenue in our Australian operations was $9,235,373 in the three months ended March 31, 2009, compared to $12,989,944 in the three months ended March 31, 2008. Compared to the same period in the previous year, there is a decrease of $3,754,571, or 28.9%, in the three months ended March 31, 2009. The decrease in the three-month period ended March 31, 2009 is primarily attributable to the depreciation in Australian dollar against the US dollar from the rate of A$:US$ 1:0.90271 for the three-month period ended March 31, 2008 to A$:US$ 1:0.65648 for the three-month period ended March 31, 2009.  Revenue in Australian dollars was A$14,067,965 in the three months ended March 31, 2009 compared to A$14,389,885 in the three months ended March 31, 2008, a decrease of A$321,920 or 2.3%.

Revenue in our UK operations was $3,653,464 in the three months ended March 31, 2009, compared to $Nil in the three months ended March 31, 2008.  The Company’s UK operation started its business activities in September 2008.

Cost of Revenue. Cost of revenue was $3,292,213 in the three months ended March 31, 2009, compared to $2,786,301 in the three months ended March 31, 2008. The increase in cost of revenue was attributable to an increase in the medication cost incurred by AMI Australia and AMI’s UK operation. As a percentage of revenue, cost of revenue was 24.9% in the three months ended March 31, 2009, compared to 20.8% in the three months ended March 31, 2008.  The increase in the three months ended March 31, 2009 is primarily attributable to the establishment of UK operations. The Company’s UK operations started its business activities in September 2008.  The initial stage of UK operation led to a high percentage of cost of revenue due to the operation being a start up business.  The UK operations  revenue shows a growing pace following the increase in its brand name recognition.

Gross Profit. Gross profit was $9,924,571 in the three months ended March 31, 2009, compared to $10,622,167 in the 2008 comparable period. As a percentage of revenue, gross profit increased to 75.1% in the quarter ended March 31, 2009 from 79.2% in the 2008 quarter. The 4.1% decrease in the gross profit percentage in 2009 is primarily attributable to the high percentage of cost of revenue in our UK operation.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $12,051,251 in the three months ended March 31, 2009, compared to $9,483,354 in the three months ended March 31, 2008. As a percentage of revenue, selling, general and administrative expenses increased to 91.2% in the three months ended March 31, 2009 from 70.7% in the three months ended March 31, 2008. The increase in the three months ended March 31, 2009 is primarily attributable to the establishment of our UK operations as well as the expenditure on ineffective advertising in Australia in January and February, which expenditure has now been ceased. The Company’s UK operation started its business activities in September 2008.  The initial stage of UK operations led to a high percentage of selling, general and administrative expenses compared to revenue due to the start up nature of the operation.  Its revenue shows a growing pace following the increase in its brand name recognition.

Other Income. Other income and expenses were ($73,713) in the three months ended March 31, 2009, compared to ($142,523) in the three months ended March 31, 2008. As a percentage of revenue, other income and expenses was (0.6%) in the three months ended March 31, 2009 and (0.3%) in the three months ended March 31, 2008.  The 0.3% decrease in the other income and expenses in 2009 is primarily attributable to the decrease in bank interest income, following the decrease in bank balance.

Net (Loss) Income Before Income Tax and Income Tax Expenses. Net (loss) income before income tax was ($2,274,512) in the three months ended March 31, 2009, compared to $1,050,728 in the three months ended March 31, 2008. This decrease was primarily attributable to the increase in selling, general and administrative expenses in the three months ended March 31, 2009.

Income tax  (benefit) expenses were ($325,404) in the three months ended March 31, 2009 compared to $496,551 in the three months ended March 31, 2008. As a percentage of revenue, income tax expense decreased to (2.5%) in the three months ended March 31, 2009 from 3.7% in the three months ended March 31, 2008. This decrease is attributable to the increase in selling, general and administrative expenses , and the depreciation in Australian dollar against the US dollar from the average rate of A$:US$ 1:0.88084 for the nine-month period ended March 31, 2008 to A$:US$ 1:0.74406 for the nine-month period ended March 31, 2009.

Net (Loss) Income. Net (loss) income was ($1,949,108) in the three months ended March 31, 2009, compared to $554,177 in the three months ended March 31, 2008. This decrease in the 2009 quarter compared to the 2008 quarter is attributable to the increase in selling, general and administrative expenses and the depreciation in Australian dollar against the US dollar from the average rate of A$:US$ 1:0.88084 for the nine-month period ended March 31, 2008 to A$:US$ 1:0.74406 for the nine-month period ended March 31, 2009.

Net (loss) income in our Australian operations was ($762,832) in the three months ended March 31, 2009, compared to $828,846 in the three months ended March 31, 2008. The decrease is primarily attributable to the increase in selling, general and administrative expenses in the three months ended March 31, 2009.

Net income in our UK operations was ($1,149,658) in the three months ended March 31, 2009, compared to $Nil in the three months ended March 31, 2008.

Net loss in our Japanese operations, which were discontinued during the 2008 period, was ($68,255) in the three months ended March 31, 2009, compared to ($168,741) in the three months ended March 31, 2008. The decrease in the loss resulted from the reduction of expenditures due to the discontinuation of the Japanese operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” the Company is not required to provide this information.

ITEM 4(T).   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness, as of the end of the period covered by this report, of our disclosure controls and procedures, as such term is defined in Exchange Act Rule 13a-15(e).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Annual Report on Form 10-K for the year ended June 30, 2008 stated that our disclosure controls and procedures were ineffective because of material weaknesses in our internal control over financial reporting. Upon further review and evaluation, management has concluded that those material weaknesses (i.e., the lack of a functioning audit committee and inadequate segregation of duties consistent with control objectives) do not adversely impact our disclosure controls and procedures. Accordingly, we plan to file appropriate amendments to that Annual Report and subsequently filed quarterly reports.

Changes in internal controls over financial reporting

Not applicable.

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

Date: May 15, 2009	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: May 15, 2009	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.1	Facility Agreement with St. George Bank Limited, dated October 22, 2008

10.2	Amendment to Facility Agreement with St. George Bank Limited, dated November 21, 2008

10.3	Loan Agreement with Secare Health Centre Pty Limited, dated December 4, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).