Form 10-K
period 2009-06-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2009-11-13
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  June 30, 2009
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number 000-29531

    ADVANCED MEDICAL INSTITUTE INC.
(Exact name of registrant as specified in its charter)

NEVADA	88-0409144
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Level 4, 80 William Street East Sydney, NSW Australia	2011
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (61) 2-9640-5253

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2008 was $2,954,521.

The number of shares outstanding of the registrant’s common stock at $.001 par value as of November 13, 2009 was 53,507,450.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ADVANCED MEDICAL INSTITUTE INC.

Annual Report on Form 10-K for the Year Ended June 30, 2009

PART I

This report contains certain forward-looking statements and information relating to Advanced Medical Institute, Inc. (“AMI” or the “Company”)) that are based on the beliefs and assumptions made by AMI's management, as well as on information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of AMI with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Risk Factors" in Item 1A. AMI does not intend to update these forward-looking statements.

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

On November 17, 2005 we entered a Share Exchange Agreement with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent Holdco”), whereby PE Patent Holdco became our wholly-owned subsidiary.

On September 8, 2006, we entered a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), whereby Worldwide PE became our wholly owned subsidiary.

Business Overview

AMI is a service provider company, which arranges for patients with sexual dysfunction and prostate problems in Australia, New Zealand and the United Kingdom to be provided with medical services, pharmaceuticals and associated clinical support services.

For the year ended June 30, 2009, AMI’s revenues were approximately $53.4 million.

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

New Products and Services

Since 2003, AMI’s subsidiary, Intelligent Medical Technologies Pty Limited (“IMT”) has been developing an ultrasonic nebulizer which will deliver drugs to the lungs.  The group’s intention is to use this delivery system to administer its compound formulations.  In order to utilize this delivery system IMT needs to obtain regulatory approval of the nebulizer as a medical device.  IMT has been working on this process for the last four years, however IMT has not yet completed such process.

Sales and Marketing

For the year ended June 30, 2009, the Company spent $22.4 million on advertising, including commercials (radio, television and newspapers) and billboards. We maintain a website, http://www.amiaustralia.com.au/, where a potential patient can submit medical history and information concerning the problem for which treatment is sought, prefatory to being contacted by AMI.

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

Intellectual Property

The Company’s intellectual property consists of an Australian innovation patent for AMI’s premature ejaculation treatment programs (Australian Innovation Patent No 2005100183, which is due to expire on July 9, 2012), an Australian standard patent application (Australian standard patent application No. 2004222783), a New Zealand patent for its premature ejaculation treatment programs (New Zealand patent 544484), an Indian patent for its premature ejaculation treatment programs (patent 00283/KOL-NP/2006) and patent applications for its premature ejaculation treatment programs in most industrialized countries.  The innovation patent, titled “Treatment of Premature Ejaculation” relates to various methods of treatment delivery via nasal (mucosal) inhalation and topical application of certain formulations which are used in AMI’s treatment programs for premature ejaculation.  The patents and associated formulations are integral to AMI’s premature ejaculation treatment programs.  AMI’s nasal spray erectile dysfunction treatment programs are not patent protected.  This technology was developed by AMI and its founder, Dr Jack Vaisman.

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

IMT applied for seven provisional worldwide patents in July 2005 and February 2006.  In September 2006, IMT filed an international (PCT) patent application relating to its Nebuliser device based on aspects of these provisional applications. The international examination of the PCT application was successful, resulting in a clear International Preliminary Report on Patentability.  This PCT application has now entered the National Phase in the following jurisdictions: Australia, Canada, China, Europe, India, Japan, New Zealand and the United States, and these national phase patent applications are currently awaiting examination in the respective patent offices.  Further, several Australian design applications, and a United States design patent application have been made for IMT’s device, the subject of the international (PCT) patent application.  The Australian Design applications are now registered, and the United States Design patent application is currently under examination.

AMI applied for a broad based provisional patent relating to the technology underpinning its topical gels on July 29, 2008.  This application has yet to be examined and is at an early stage.

Research and Development

AMI is continuously researching and developing new methods of treatment in relation to the treatment of sexual dysfunction in men and women, including impotence, premature ejaculation, reduced male libido and female sexual arousal disorders.

AMI’s Chief Executive Officer, Dr Jack Vaisman, spends 25-35% of his time each year researching treatment methods.  In addition, the Company has engaged Dr Jim Rowe (a leading Australian chemist) to assist the Company to research treatment options, and the Company has also engaged various other personnel and consultants to assist the Company in its research programs, either on a part time or project specific basis, including research assistants, patent attorneys and legal advisors.

Competition

We compete with rival treatments such as Viagra, Cialis and Levitra in the erectile dysfunction field.  AMI does not currently have any major competitors in the premature ejaculation market in Australia and New Zealand (its competitors are individual doctors providing other pharmaceutical treatments on an individual prescription or “off-label” basis, as well as individual doctors and psychologists providing counseling services to patients).

AMI’s delivery methods have the following advantages over the oral delivery methods of its competitors:

•	Elimination of gastric and hepatic drug degradation by avoiding metabolism and gastro-internal tract;

•	Faster entrance into the bloodstream; and

•	Fewer side effects due to the potential reduced dosage of the drug.

Competition is intense in the erectile dysfunction segment of our business and includes many competitors that have greater revenue, more customers and higher levels of brand recognition than the Company. The Company has smaller competitors in the premature ejaculation segment of our business that have similar business models to the Company’s business.  The efficacy, safety, patients’ and customers’ ease of use and cost effectiveness of our products are important factors for success in our principal businesses.  Many of our competitors have substantially greater financial and other resources, larger research and development staff and more experience in the regulatory approval process.  Moreover, potential competitors have or may have intellectual property or other rights that conflict with patents, license agreements and other intellectual property rights covering our technologies.

Significant Subsidiaries of the Company and AMI Australia

The Company’s subsidiaries are AMI Australia, AMI International Pty Limited and AMI Management Services Pty Limited.

AMI Australia’s subsidiaries are Advanced Medical Institute Pty Limited, PE Patent Holdco, Worldwide PE, Advanced Medical Institute (NZ) Limited, IMT and AMI Clinic Limited.

On June 30, 2009, AMI discontinued operations of AMI China.

AMI International Pty Limited was established to hold the Group’s shareholdings in the Chinese company established to conduct operations in that jurisdiction.

AMI Management Services Pty Limited provides treasury and management services to AMI Australia and its subsidiaries.

Advanced Medical Institute (NZ) Limited conducts the group’s business in New Zealand.

AMI Clinic Limited conducts the group’s business in UK.

Ai Te Wei (Beijing) Medicine Consulting Company conducts the group’s business in China.

During September 2006, AMI commenced a not-for-profit division of the Company, AMI-SCI, which provides treatment options to men who have sustained a spinal cord injury. Details regarding this unit’s services and operations are located at rocketlaunch.com.au.

Employees

As of June 30, 2009, AMI had a total staff of approximately 256 people, of which 184 are full-time and 72 are part-time, working in the areas of sales and marketing, customer support, product development and back office functions. None of the Company’s employees or staff are members of a union or labor organization.

Governmental Regulation

The core government regulations affecting the business relate to pharmaceutical prescription related regulations, doctor related regulations and advertising related regulations.  As set out above, each of our treatments is provided on an individual prescription (“off-label”) basis.  Our treatments are not available from retail pharmacies on an over the counter basis and our treatments are not marketed under a brand name.  It is illegal to mass produce our medications, and our medications must be prepared in a regulated facility to a specified standard.

Telephone consultation by doctors is legal in Australia and the United Kingdom but is illegal in other markets.  Telephone consultation is a core component of our business.

Our advertisements and marketing is direct to consumers and therefore required to comply with consumer based legislation.  This legislation prohibits false and misleading statements from being made in our advertising (amongst other things). Government regulation also restricts the manner in which our advertising may be undertaken due to our treatments containing prescription based medications.

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

While we do not have any significant current known competitors to our premature ejaculation (“PE”) business in Australia, New Zealand or the United Kingdom it is likely that competitors will emerge in the short to medium term which may have an adverse impact on our business.  There are various PE treatments under development internationally which may enter the Australian market in the short to medium term and which could impact on our ability to expand our PE business internationally.

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

We may not be able to identify and acquire companies meeting our acquisition criteria on terms acceptable to us.  Additionally, financing, if needed, to complete acquisitions may not always be available on satisfactory terms.  Further, our acquisition strategy presents a number of risks to us, including adverse effects on our earnings after each acquisition, diversion of management’s attention from our core business, failure to retain key acquired personnel and other risks from unanticipated events or liabilities arising after each acquisition.  Some or all of these risks could have a material adverse effect on our business, financial condition and results of operations.

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

Under our current business model, our medical formulations are able to be provided through a compounding pharmacy in Australia on an individual prescription basis.  We may need to make variations to our business model to commence operations in certain jurisdictions outside Australia, New Zealand and the United Kingdom and there may be other jurisdictions where we would need to fully comply with clinical trial requirements.

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

We currently anticipate that our available funds and resources, including sales, will be sufficient to meet our anticipated needs for working capital and capital expenditures for the next twelve months within Australia and New Zealand.  We also anticipate that we have sufficient funds to continue to operate in the United Kingdom on the present scale, however there is a risk that our budgets may be incorrect and that such finance may prove inadequate or that we may decide to expand more quickly and into other markets and that we may need to raise additional funds in the future in order to fund more research and development and more rapid expansion and to develop new or enhanced products.

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

AMI Australia is incorporated in Australia.  All of our executive officers and directors are non-residents of the United States.  Therefore, it may be more difficult for an investor, or any other person or entity, to enforce a U.S. court judgment based upon the civil liability provisions of the U.S. federal securities laws in an Australian court against us or any of those persons or to effect service of process upon these persons in the United States than it would be if these persons were resident in the United States.

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

We may experience an impact due to Australian, New Zealand or United Kingdom regulation of the pharmaceutical and/or medical services industry.

We may suffer an adverse impact to our business if the manner in which our services are provided is required to change due to changes in the relevant regulatory regimes applicable to those services.  This could render our current business model unlawful or render it uneconomic, adversely impacting our profitability and prospects.  The Australian government is in the process of undertaking a review of the impotency industry in Australia and a committee of the Australian federal parliament is scheduled to release a report containing recommendations relating to the ongoing regulation of this industry in November or December 2009.  This report may recommend changes to the current regulation of this industry and the Company’s business.

We may experience a risk of revenue reduction due to a saturation of the Australian Market.

Australia is a country with a population of approximately 22 million people.  There are a limited number of people who are candidates for our treatments.  We are subject to increased risks or over saturation of market share as we continue to treat more patients in the Australian market.

Effects of international sales.

We intend to market our current and future services internationally.  A number of risks are inherent in international transactions.  In order for us to market our services in the U.S., Europe, Canada, Asia and certain other foreign jurisdictions, we may have to obtain required regulatory approvals or clearances and otherwise comply with extensive regulations regarding safety, manufacturing processes and quality and advertising rules and regulations.  There can be no assurance that we will be able to obtain or maintain regulatory approvals or clearances in such countries or that it will not be required to incur significant costs in obtaining or maintaining its foreign regulatory approvals or clearances.

Fluctuations in currency exchange rates may adversely affect the demand for our services by increasing the price of our services in the currency of the countries in which the services are marketed.

Our consolidated financial statements are presented in Australian and U.S. dollars.  Fluctuations in the rates of exchange between U.S. dollar and other foreign currencies may negatively impact our financial condition and results of operations.  As we expand our presence into international markets, we expect the percentage of both our revenues and expenditures denominated in non-Australian dollars to increase.  For the foreseeable future, we expect our expenditures to be predominantly denominated in Australian dollars, resulting primarily from our activities in Australia, and expect capital expenditures to be denominated in Australian dollars.  Our expansion into the United Kingdom will also expose us to currency fluctuations relating to UK Pounds.

We are subject to a risk that our current patent applications may not be granted.

We have pending certain patents relating to the treatment of premature ejaculation.  We can make no guarantee that these patents will be granted and, if the patents are rejected, the intellectual property underlying these patents will then reside within the public domain and we would not have any patent protection from competition using its intellectual property.  While the Company believes that formulation secrets not contained in the patent applications will create a barrier to entry, there can be no guarantee that such a barrier will prove sufficient.  In the event that such competition was to arise, it could adversely affect our market share, pricing power, profitability and prospects as a going concern.

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

As of June 30, 2009, AMI had leasehold interests in 19 Australian properties and one New Zealand property, being the 20 clinics used to operate the business in New Zealand and Australia.  There are no encumbrances over AMI’s interest in these properties.  All of these properties are rented and none of these properties are owned.  AMI’s principal executive office is located at Level 4, Terrace Tower, 80 William Street, East Sydney,New South Wales, Australia.  AMI’s principal executive office houses AMI’s corporate head office, its centralized call center and some of AMI’s licensed doctors, nursing staff and sales and administration staff.

AMI’s clinics and sales offices are located at:

New South Wales
AMI Direct, East Sydney, Sydney, New South Wales
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

As of June 30, 2009, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

On October 25, 2006, Bade Medical Institute Pty Limited, Mr. David Wade, Mr. Buddy Beani and others (collectively “Bade”) applied for Trade Mark No. 114322021 in respect of the words “AMI Nasal Spray.” AMI Australia lodged an objection to the registration of that application with IP Australia on June 21, 2007 and that application was subsequently refused.  On December 13, 2007, AMI Australia commenced proceedings in the Federal Court of Australia Sydney Registry against Bade alleging Bade was infringing upon AMI Australia’s trademarks and other intellectual property rights. On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI.  Bade appear to have ceased operation since the orders were obtained and has transferred the required names to AMI Australia. AMI subsequently applied for final orders and damages against Bade and final hearing of this matter concluded on September 2, 2009.  The court has indicated that judgment will be released shortly.

On June 12, 2009, AMI Australia obtained an interlocutory injunction from the Supreme Court of New South Wales preventing Fairfax Media Publications Limited (“Fairfax”) from publishing information which AMI Australia alleges was disclosed to Fairfax in breach of a duty of confidence owed to AMI Australia.  Final hearing of this matter commenced on October 26, 2009 but was unable to be concluded by October 28, 2009, the final scheduled date for the hearing of the matter.  Final hearing of the matter is now scheduled for February 24 and 25, 2010 and AMI Australia’s interlocutory injunction has been extended until that date.

Item 4.	Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is listed on the OTC Bulletin Board under the symbol “AVMD.OB”.  The following sets forth, for the periods indicated, the high and low bid price for our Common Stock as reported for the prior two fiscal years.  The quotations set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending:	High	Low

September 30, 2007	$0.20	$0.10
December 31, 2007	$0.40	$0.10
March 31, 2008	$0.39	$0.15
June 30, 2008	$0.35	$0.15

September 30, 2008	$0.35	$0.17
December 31, 2008	$0.17	$0.07
March 31, 2009	$0.07	$0.02
June 30, 2009	$0.19	$0.04

As of November 11, 2009 there were 328 shareholders of record of our common stock.

We have not paid any stock dividends or cash dividends to date and have no plans to pay any stock or cash dividends in the immediate future.

We do not have any equity compensation plans.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

Overall, the Company was disappointed with its financial and operating performance in the year ended June 30, 2009.

On the positive side, total gross revenue in the year ended June 30, 2009 was $53,351,946 compared to $51,847,992 in the year ended June 30, 2008, an increase of $1,503,954 or 2.9%.

Revenue in the Company’s premature ejaculation (“PE”) treatment programs has increased by $5,766,406 or 24.0% to $29,800,571 and revenue in the Company’s erectile dysfunction (“ED”) treatment programs has decreased by $3,711,921 or 15.3% to $20,590,812 in the year ended June 30, 2009, compared to the year ended June 30, 2008.

The Company also generated $955,353 in revenue from its prostate programs in the year ended June 30, 2009, compared to $3,566,629 in the year ended June 30, 2008, a decrease of 73.2%.

Revenue in our Australian operations was $41,801,703 in the year ended June 30, 2009, compared to $50,572,311 during the year ended June 30, 2008, a decrease of $8,770,608 or 17.3%.  This decrease was primarily attributable to an increase in the average program length and the depreciation in the Australian dollar against the US dollar during the 12 months.  Revenue in Australian dollars was A$58,370,389 in the year ended June 30, 2009, compared to A$57,603,350 in the year ended June 30, 2008, an increase of $767,039 or 1.3%.

Revenue in our UK operations was $10,575,461 in the year ended June 30, 2009 compared to $Nil during the year ended June 30, 2008.  Our UK operation started its business activities in September 2008.

As set out above, the Company’s Australian revenue increased slightly during the year ended June 30, 2009, with a substantial increase in revenue in its premature ejaculation market segment and a substantial decrease in its erectile dysfunction and prostate market segments.  The decrease in the Company’s prostate market segment is due to AMI Australia substantially decreasing its focus and advertising on that market segment.  At the same time, the Company achieved more than $10.5 million in revenue in the United Kingdom from a standing start.

Less positively, the Company incurred substantial losses during the year ended June 30, 2009.  Fortunately, more than half of these losses were due to non-cash amortization and impairment charges which have not affected the cash position of the Company.  In addition, a further significant portion of these losses are due to translation of the Company’s results from Australian dollars to US dollars.  Notwithstanding these non-cash related impacts, management was disappointed with the performance of the Company during 2009.

Cost of revenue increased to $12,957,681 in the year ended June 30, 2009 compared to $11,597,159 in the year ended June 30, 2008.  This increase is primarily attributable to an increase in the medication cost incurred by AMI Australia and the Company’s UK operation as well as start up costs associated with the Company’s UK operations.  As a percentage of revenue, cost of revenue was 24.3% in the year ended June 30, 2009 compared to 22.4% in the year ended June 30, 2008.

Gross profit was $40,394,265 in the year ended June 30, 2009 compared to $40,250,833 in the year ended June 30, 2008.  As a percentage of revenue, gross profit decreased to 75.7% in the year ended June 30, 2009 from 77.6% in the year ended June 30, 2008.  Once again, the 1.9% decrease in the gross profit percentage is primarily attributable to the high percentage of cost of revenue in our UK operation

Selling, general and administrative expenses were $46,616,853 in the year ended June 30, 2009 compared to $36,801,510 in the year ended June 30, 2008.  As a percentage of revenue, selling, general and administrative expenses increased to 87.4% in the year ended June 30, 2009 from 71.0% in the year ended June 30, 2008.  The increase in the year ended June 30, 2009 is primarily attributable to the establishment of the Company’s UK operations as well as the expenditure on ineffective advertising in Australia in January and February 2009.

Net income (loss) before income tax was ($12,105,376) in the year ended June 30, 2009 compared to $2,252,458 in the year ended June 30, 2008.  The decrease is primarily attributable to the impairment on patents that were held by Worldwide PE Patent Holdco Pty Limited amounting to $5,279,462 (a non-cash item), the increase in selling, general and administrative expenses and the establishment of the UK operation.

Net income (loss) was ($9,344,989) in the year ended June 30, 2009 compared to $994,779 in the year ended June 30, 2008.  This decrease is mainly attributable to the impairment on the patent and formulation rights owned by Worldwide PE Patent Holdco Pty Limited, the increase in selling, general and administrative expenses and the establishment of the UK operations.

The Company was disappointed with the operating performance of its Australian operations and has taken steps to address unnecessary expenditures.  The Company believes that the operating performance of its Australian operations since the end of the financial year has substantially improved.

The Company expended substantial funds during 2009 in endeavouring to establish its operations in the United Kingdom.  The Company is pleased to have generated substantial revenue from its United Kingdom operations in its initial year of operations and is hopeful that it will generate a profit from those operations during 2010.

As of June 30, 2009, the Company had total liabilities of $29,668,233 and a positive net worth of $18,110,615.  As of June 30, 2008, the Company had total liabilities of $21,887,563 and a positive net worth of $33,474,159.

As at June 30, 2009 our total current assets were $26,670,960, our total current liabilities were $25,222,649 and our net current assets were $1,448,311.

The Company’s aggregate cash balances as at June 30, 2009 were $295,245, a substantial decrease on last year.  The core reason for this decrease is the substantial expenditure incurred by the Company in establishing its UK operations.  The Company also substantially increased its third party borrowings in order to undertake this expansion.

Economic conditions were difficult for the Company over the past 12 months.  This is partly due to the global financial crisis but is also due to some ineffective advertising earlier this year as well as the costs associated with establishing the Company’s UK operations.

Management has taken steps to address operating performance and the business has improved since July 2009.  As a result of these changes in operating performance, we forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months.

The Company intends to focus its activities over the next 12 months on its profitable Australian operations as well as its new United Kingdom operations.

The core factors for the Company’s success over the next 12 months will be to ensure that the Company’s new United Kingdom operations are successfully established as well as ensuring that its core Australian operations continue to operate profitably.

Critical Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.  The following are descriptions of the more significant policies:

Basis of Accounting

The accompanying financial statements are prepared on an accrual basis.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI Australia Holdings Pty Limited, AMI Management Services Pty Limited (“AMI MS”) and AMI International Pty Limited (“AMI International”) and their direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”), Intelligent Medical Technologies Pty Ltd (“IMT”), Ai Te Wei (Beijing) Medicine Consulting Company, AMI Japan Kabushiki Gaisya (75% owned) and AMI Clinic Limited (“AMI UK”).  All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Income Tax

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The income tax rates imposed by the taxing authorities vary.  Taxable income may vary from pre-tax income for financial accounting purposes.  There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits.  Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 (ASC 740) “Accounting for Income Taxes.”

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market value.  Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower.  As of June 30, 2009 and 2008 inventory mainly consisted of raw materials.

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

Exchange Gain (Loss)

During the year ended June 30, 2009 and 2008, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of June 30, 2009, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated.  Such financial statements were translated into the functional currency in Australian Dollars (AUD) and thereafter to reporting currency in U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52 (ASC 830), “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

Research and Development Costs

Research and development costs are charged against income from ordinary activities before income tax as incurred.

Intangible assets

The Company applies the criteria specified in SFAS No. 141 (ASC 805), “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142 (ASC 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144 (ASC 360), “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (ASC 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”) (ASC 280), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 (ASC 280) has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Currency Conversion

As of June 30, 2009 and 2008, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD).  Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52 (ASC 830), “Foreign Currency Translation,” with the AUD as the functional currency.  According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.80480) as of June 30, 2009, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income.”

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Year ended June 30,
	2009	2008
Revenue	100%	100%
Cost of Revenue	24.3%	22.4%
Gross Profit	75.7%	77.6%
Selling General and administrative expenses	87.4%	71.0%
Impairment loss	9.9%	-
Other income and expenses	(0.4)%	(0.2)%
Discontinued operation	(0.7)%	(2.1)%
Income before income tax	(22.7)%	4.3%
Income tax expenses	(5.2)%	2.4%
Net Income	(17.5)%	1.9%

Liquidity and Capital Resources

As of June 30, 2009, we had total liabilities of $29,668,233, including unearned revenue of $8,003,468, and we had a positive net worth of $18,110,615.  As of June 30, 2008, we had total liabilities of $21,887,563 including unearned revenue of $6,922,800 and a positive net worth of $33,474,159.  As at June 30, 2009 our total current assets were $26,670,960, our total current liabilities were $25,222,649 and our net current assets were $1,448,311.

Our aggregate cash balances as at June 30, 2009 were $295,245.  While economic conditions have been difficult over the past 12 months, management has taken steps to address operating performance, and the business has improved since July 2009.  As a result of these changes in operating performance, we forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months.  In September 2008 management expanded our business into the United Kingdom.

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

The Company borrowed A$2.4 million from St George Bank Limited in December 2008 comprising a A$1.9 million term facility and a A$500,000 overdraft facility. The loan is secured by a first ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The term facility is a commercial bill acceptance/discount facility whereby the Company regularly discounts bills with the bank at the prevailing interest rate plus a margin of 1.65%. The average all-up cost of this facility during the period was 5.12%. On each rollover the interest rate is reset.    The loan is due for repayment in December 2011, however the Company is required to make principal repayments of A$50,000 per month during each month of the term.  As at June 30, 2009, the total outstanding under the facility was A$2,177,056.99.

The Company borrowed a further A$1 million from Secare Health Centre Pty Limited (“Secare”) in December 2008.  Secare is controlled by the company’s chief executive officer and founder, Jack Vaisman and the Company has subsequently borrowed a further A$3,581,489 from Secare. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan attracts an interest cost of 10% per annum.  No repayment of this loan has been made up to June 30, 2009.  The loan is due for repayment in December 2011.

The loans referred to above were provided to repay the ANZ facility, to fund expansion into the United Kingdom and to meet operational expenses.

YEAR ENDED JUNE 30, 2009 COMPARED TO YEAR ENDED JUNE 30, 2008

REVENUE.  Revenue was $53,351,946 in the year ended June 30, 2009 compared to $51,847,992 in the year ended June 30, 2008, an increase of $1,503,954 or 2.9%.  The increase in revenue in the twelve-month period is primarily attributable to (1) expansion of the business into the United Kingdom; (2) increased advertising campaigns in the premature ejaculation segment; (3) increased brand name recognition; and (4) effectiveness of our products.

We recognize all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

By contrast, our unearned revenue increased by $1,080,668 to $8,003,468 for the year ended June 30, 2009, compared to the year ended June 30, 2008.  The increase in unearned revenue in the twelve-month period is primarily attributed to the increase in weighted average program length of treatment programs during the year ended June 20, 2009.

Revenue in AMI Australia’s premature ejaculation (“PE”) treatment programs has increased by $5,766,406 or 24.0% to $29,800,571, and revenue in AMI Australia’s erectile dysfunction (“ED”) treatment programs has decreased by $3,711,921 or 15.3% to $20,590,812 in the year ended June 30, 2009, compared to the year ended June 30, 2008.  AMI Australia also generated $955,353 in revenue from its prostate programs in the year ended June 30, 2009, compared to $3,566,629 in the year ended June 30, 2008, a decrease of 73.2%.  This decrease is due to AMI Australia substantially decreasing its focus and advertising in this market segment.

Revenue in our Australian operations was $41,801,703 in the year ended June 30, 2009 compared to $50,572,311 during the year ended June 30, 2008, a decrease of $8,770,608 or 17.3%.  The decrease in revenue is primarily attributable to the increase in average program length (higher unearned revenue) and the depreciation in the Australian dollar against the US dollar from the average rate of A$:US$ 1:0.89646 for the year ended June 30, 2008 to A$:US$ 1:0.74803 for the year ended June 30, 2009.  Revenue including unearned revenue in Australian dollars was A$58,370,389 in the year ended June 30, 2009, compared to A$57,603,350 in the year ended June 30, 2008, an increase of $767,039 or 1.3%.  We attribute this increase to the following factors: (1) increased advertising campaigns in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our UK operations was $10,575,461 in the year ended June 30, 2009 compared to $Nil during the year ended June 30, 2008.  Our UK operation started its business activities in September 2008.

COST OF REVENUE.  Cost of revenue increased to $12,957,681 in the year ended June 30, 2009 compared to $11,597,159 in the year ended June 30, 2008.  This increase is primarily attributable to an increase in the medication cost incurred by AMI Australia and AMI’s UK operation as well as start up costs associated with AMI’s UK operations.  As a percentage of revenue, cost of revenue was 24.3% in the year ended June 30, 2009 compared to 22.4% in the year ended June 30, 2008.  The increase in the cost of revenue percentage by 1.90% is primarily attributable to the establishment of the UK operations. The Company’s UK operations started its business activities in September 2008.  The initial stage of UK operation led to a high percentage of cost of revenue due to the operation being a start up business.

GROSS PROFIT. Gross profit was $40,394,265 in the year ended June 30, 2009 compared to $40,250,833 in the year ended June 30, 2008.  As a percentage of revenue, gross profit decreased to 75.7% in the year ended June 30, 2009 from 77.6% in the year ended June 30, 2008.  The 1.9% decrease in the gross profit percentage is primarily attributable to the high percentage of cost of revenue in our UK operation

Gross profit in our Australian operations was $32,142,990 in the year ended June 30, 2009 compared to $39,067,551 in the year ended June 30, 2008.  This decrease in primarily attributable to the increase in average program length (higher unearned revenue) and the depreciation in the Australian dollar against the US dollar from the average rate of A$:US$ 1:0.89646 for the year ended June 30, 2008 to A$:US$ 1:0.74803 for the year ended June 30, 2009.  Gross profit including unearned revenue in Australian dollars was A$45,458,188 in the year ended June 30, 2009, compared to A$44,769,804 in the year ended June 30, 2008, an increase of A$688,384 or 1.5%.  This increase is mainly attributable to an increase in revenue.

Gross profit in our UK operations was $7,586,441 in the year ended June 30, 2009 compared to a gross profit of $Nil in the year ended June 30, 2008.  Our UK operation started its business activities in September 2008.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $46,616,853 in the year ended June 30, 2009 compared to $36,801,510 in the year ended June 30, 2008.  As a percentage of revenue, selling, general and administrative expenses increased to 87.4% in the year ended June 30, 2009 from 71.0% in the year ended June 30, 2008.  The increase in the year ended June 30, 2009 is primarily attributable to the establishment of UK operations as well as the expenditure on ineffective advertising in Australia in January and February 2009, which expenditure has now been ceased. The Company’s UK operations started its business activities in September 2008.  The initial stage of UK operations led to a high percentage of selling, general and administrative expenses compared to revenue due to the operation being a start up business.

OTHER INCOME AND EXPENSES.  Other income and expenses were $(197,219) in the year ended June 30, 2009 compared to $(113,391) in the year ended June 30, 2008.  As a percentage of revenues other income and expenses increased to (0.4)% in the year ended June 30, 2009 from (0.2)% in the year ended June 30, 2008.  The percentage change is not material.

NET (LOSS) INCOME BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Net income before income tax was ($12,105,376) in the year ended June 30, 2009 compared to $2,252,458 in the year ended June 30, 2008.  The decrease is primarily attributable to the impairment on patents that were held by Worldwide PE Patent Holdco Pty Limited amounting to $5,279,462, the increase in selling, general and administrative expenses and the establishment of the UK operation.

Net (loss) income before income tax in our Australian operations was ($9,101,273) in the year ended June 30, 2009 compared to $4,312,262 in the year ended June 30, 2008.  This decrease is mainly attributable to an impairment on the patent and formulation rights owned by Worldwide PE Patent Holdco amounting to $5,279,462, and an increase in advertising expenses in Australia.

Net loss before income tax in our UK operations was ($2,017,595) in the year ended June 30, 2009 compared to a net loss $Nil in the year ended June 30, 2008.  Our UK operation started its business activities in September 2008.

Income tax expenses (benefit) were ($2,760,387) in the year ended June 30, 2009 compared to $1,257,679 in the year ended June 30, 2008.  This decrease is attributable to the decreasing profitability of the Company’s business. As a percentage of gross income, income tax expense decreased from 2.4% to (5.2)% which is attributable to the increase in selling, general and administrative expenses and the establishment of the UK operations.

NET INCOME (LOSS).  Net income was ($9,344,989) in the year ended June 30, 2009 compared to $994,779 in the year ended June 30, 2008.  This decrease is mainly attributable to the impairment on the patent and formulation rights owned by Worldwide PE Patent Holdco Pty Limited, the increase in selling, general and administrative expenses and the establishment of the UK operations.

Net (loss) income in our Australian operations was ($6,340,886) in the year ended June 30, 2009 compared to $3,054,583 in the year ended June 30, 2008.  This decrease is mainly attributable to the impairment on the patent and formulation rights owned by Worldwide PE Patent Holdco and the increase in selling, general and administrative expenses.

Net loss in our UK operations was ($2,017,595) in the year ended June 30, 2009 compared to $Nil in the year ended June 30, 2008.  Our UK operation started its business activities in September 2008.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.

Item 9A(T).	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

                Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report (“Evaluation Date”).  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Managements Report on Internal Control Over Financial Reporting

                The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP).

                As of June 30, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

                The matters involving controls over financial reporting that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the audit of our financial statements as of June 30, 2009 and communicated to our management.

                Management believes that the material weaknesses set forth in items (1) and (2) above did not have an effect on the Company’s financial results. However, management believes that although its disclosure controls and procedures are effective, the lack of a functioning audit committee and lack of a majority of outside directors on the Company’s board of directors could result in ineffective oversight in the establishment and monitoring of required internal controls and procedures. Management’s goals are to have a functional audit committee and a majority of outside directors on the Company’s board of directors when funds are available.

                This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

(c) Changes in Internal Controls.

    No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the 1934 Act) occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Set forth below are the names of the directors, executive officers and key employees of the Company as of November 13, 2009.

Name	Age	Position

Jacov (Jack) Vaisman	62	Chief Executive Officer, President and Director

Dilip Shrestha	31	Chief Financial Officer

Forhad (Tony) Khan	46	Executive Vice President, Secretary and Director

Anatoly Fanshil	57	Director

Spiro Baramilis	51	Director

Executive officers of the Company are appointed at the discretion of the Board of Directors with no fixed term. There are no family relationships between or among any of the executive officers or directors of the Company.

There are no agreements or understandings for any officer or director of the Company to resign at the request of another person and none of the officers or directors is acting on behalf of or will act at the direction of any other person.

DR. JACOV (JACK) VAISMAN, CHIEF EXECUTIVE OFFICER, PRESIDENT AND DIRECTOR – Dr. Vaisman has served as the Company’s Chief Executive Officer, President and as a Director since March 21, 2005.  Dr. Vaisman is a pioneer in the sexual dysfunction business in Australia.  Since 2001, he has served as the managing director and chief executive officer of AMI Australia.  He is responsible for the overall management and strategic direction of AMI Australia's impotency operations with the support of AMI Australia's chief operations officer, Tony Khan, and AMI's chief financial officer, Dilip Shrestha. Dr. Vaisman is also currently a consultant to and shareholder in Yayasan On Clinic, which operates a similar business in Indonesia. From 1993 through 2001, Dr Vaisman was the founder and director of On Clinic International in Australia, a predecessor of AMI Australia.  The holder of a Bachelor of Medicine, a Master of Gynecology and a PhD in Medical Science, Dr Vaisman has more than 35 years of experience and expertise in the field of sexual health care provision and was recently granted an innovation patent in the field of premature ejaculation treatment by the Australian patent office.

DILIP SHRESTHA, CHIEF FINANCIAL OFFICER – Mr. Shrestha was appointed as the Company’s Chief Financial Officer on April 7, 2005. Mr. Shrestha has also served as the chief financial officer of AMI Australia since July 1, 2005.  From 2001 to July 1, 2005, Mr. Shrestha was the Financial Controller of AMI Australia.  Prior to that he was an Assistant Accountant with Australian Momentum Health Pty Ltd, one of two medical establishments leading in providing impotency treatment in Australia and a predecessor company to AMI Australia, a position he held from 1999 until 2001.  Mr. Shrestha holds a Bachelor of Business Accounting, Master of E-Commerce and a Graduate Diploma of Information System and E-Commerce, and is a fully qualified certified practicing accountant in Australia.

FORHAD (TONY) KHAN, EXECUTIVE VICE PRESIDENT, SECRETARY AND DIRECTOR- – Mr. Khan has served as the Company’s Executive Vice President since July 30, 2005, he has been the Company’s Secretary and a Director since March 21, 2005.  Mr. Khan has also served as chief operating officer of AMI Australia since July 1, 2005.  From 2001 to July 1, 2005, Mr. Khan was the General Manager of AMI Australia.  Prior to joining AMI Australia, Mr. Khan was the Director and sole operator of Australian Momentum Health (“AMH”), one of two medical establishments leading in providing impotency treatment in Australia.  Mr. Khan was Sales Manager and then Operations Manager for On Clinic International prior to establishing AMH.  Mr. Khan holds a Masters degree in Commerce and Accounting and has been involved in the industry for over 10 years.

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

SPIRO BARAMILIS, DIRECTOR - From 1992 through 2004, Mr. Baramilis has been the owner and Managing Director of Australian International Marine Services Pty Limited, a company which provides supplies to marine vessels.  From 1981 through 1992, Mr. Baramilis was employed by Nautilus Trading PTY LTD (and its predecessor company, Baramilis Marine PTY LTD), a company that supplies vessels with provisions and technical supplies.  Mr. Baramilis attended Sydney Technical College and was educated in the field of mechanical engineering.

Section 16(a) Beneficial Ownership Reporting Compliance

                Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Such persons also are required to furnish our company with copies of all Section 16(a) forms they file.  Based solely on our review of copies of such forms received by us, we believe that during the fiscal year ended June 30, 2009, all of the executive officers and directors of the Company and every person who is directly or indirectly the beneficial owner of more than 10% of any class of security of the Company complied with the filing requirements of Section 16(a) of the Exchange Act, except Anatoly Fanshil who did not timely file four Form 4s disclosing seven reportable transactions.

Code of Ethics

                We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our Chief Executive Officer and Chief Financial Officer. The Code was filed as an exhibit to our Annual Report on Form 10-KSB for the year ended June 30, 2005. A written copy of the Code will be provided upon request at no charge by writing to our Chief Financial Officer, Level 1, 204-218 Botany Road, Alexandria, NSW, Australia and a copy is also available for free on our Internet website (http://www.avmd.com.au).

Corporate Governance

                The Board of Directors has an Audit Committee, Compensation Committee and a Nominating and Corporate Governance Committee.

                There have been no changes to the procedures by which the stockholders of the Company may recommend nominees to the Board of Directors since the filing of the Company’s Definitive Proxy Statement on July 30, 2008 for its Annual Meeting of Stockholders, which was held on August 19, 2008.

Audit Committee

                The Board of Directors has adopted an Audit Committee Charter. The Board of Directors had appointed each of Anatoly Fanshil and Spiro Baramilis to the Audit Committee. Spiro Baramilis meets the independence requirements and standards currently established by the SEC. An internal review by the Board of Directors has determined that Anatoly Fanshil does not meet the independence requirements established by the SEC, however he currently serves as a member of the Audit Committee because the Board of Directors has deemed it in the best interest of the Company. In addition, the Board of Directors has not yet designated a member to serve on the Audit Committee as an “audit committee financial expert” within the meaning of the rules and regulations of the SEC because they have not found a qualified independent individual who meets the requirements for the position. The Company is currently in the process of meeting with independent persons who have the qualifications to serve as a director and on the Audit Committee as the “audit committee financial expert” for the Audit Committee.

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

Compensation Committee

                At a board of directors meeting on April 30, 2005, the Board of Directors approved a Compensation Committee and adopted a Compensation Committee Charter. At the meeting no director was elected to serve on the Compensation Committee and as a result all compensation decisions are currently made by unanimous consent of all independent directors of the Company.

                The Compensation Committee’s charter states that it is the responsibility of the Compensation Committee to make recommendations to the Board of Directors with respect to all forms of compensation paid to our executive officers and to such other officers as directed by the Board and any other compensation matters as from time to time directed by the Board.

Nominating and Corporate Governance Committee

                At a board of directors meeting on April 30, 2005, the Board of Directors approved a Nominating and Corporate Governance Committee, adopted a Nominating and Corporate Governance Committee Charter. At the meeting no director was elected to serve on the Nominating Committee and as a result all director nominees are currently made by unanimous consent of all independent directors of the Company.

                The Board of Directors accepts director nominations made by stockholders. The Board of Directors may consider those factors it deems appropriate in evaluating director nominees, including judgment, skill, diversity, strength of character, experience with businesses and organizations comparable in size or scope to the Company, experience and skill relative to other Board members, and specialized knowledge or experience. Depending upon the current needs of the Board, certain factors may be weighed more or less heavily. In considering candidates for the Board, they evaluate the entirety of each candidate’s credentials and do not have any specific minimum qualifications that must be met by a nominee. They will consider candidates from any reasonable source, including current Board members, stockholders, professional search firms or other persons. They will not evaluate candidates differently based on who has made the recommendation.

Item 11.	Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer and President and Chief Operating Officer and each of our other officers whose compensation exceeded $100,000 for each of the Company’s last three completed fiscal years.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Vaisman, Chief Executive Officer	2009	$287,915	N/A	N/A-	N/A	N/A—	N/A	$126,949	$414,864

	2008	$361,853	N/A	N/A-	N/A	N/A—	N/A	$129,268	$491,121

	2007	$226,966	N/A	N/A	N/A	N/A	N/A	95,615	$322,581
Dilip Shrestha, Chief Financial Officer	2009	$189,884	N/A	N/A	N/A	N/A	N/A	38,335	$228,219

	2008	$210,629	N/A	N/A	N/A	N/A	N/A	50,460	$261,089

	2007	$126,054	N/A	N/A	N/A	N/A	N/A	9,862	$135,916
Tony Khan, Executive Vice President	2009	$189,884	N/A	N/A	N/A	N/A	N/A	33,099	$222,983

	2008	$240,221	N/A	N/A	N/A	N/A	N/A	34,693	$274,914

	2007	$160,737	N/A	N/A	N/A	N/A	N/A	9,971	$170,708

Outstanding Equity Awards at Fiscal Year-End

There were no grants of options to purchase our common stock to the named executive officers at June 30, 2009.

Director Compensation

None of the directors have received compensation for their respective services rendered to the Company for the year ended June 30, 2009.

Employee Benefit Plans

The Company has no employee benefit plans.

Employee contracts and termination of Employment and Change-in-Control

As of November 13, 2009, none of our officers and/or directors received any compensation for their respective services rendered to the Company, nor have they received such compensation in the past.  However, compensation to officers is paid pursuant to employment contracts with our wholly-owned subsidiary, AMI Australia Holdings Pty Limited (“AMI Australia”). We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our directors, officers and/or employees.  None of our executive officers or directors owned any securities exercisable for or convertible into our Common Stock as of November 13, 2009.

On August 29, 2005, AMI Australia executed an employment agreement with Dr. Jacov (Jack) Vaisman, the Company’s Chief Executive Officer and President and AMI Australia’s Chief Executive Officer.  The employment agreement is effective as of July 1, 2005 and continues in perpetuity unless earlier terminated in accordance with the terms of the employment agreement.  The Board of Directors of the Company approved the employment agreement by unanimous written consent on August 29, 2005. Pursuant to his employment agreement, Dr. Vaisman is entitled to receive an annual base salary of AU$350,000, approximately US$340,480, subject to increases as shall be determined by the Company’s board of directors and management of AMI Australia.  In addition, the annual salary of Dr. Vaisman shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods.  In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Dr. Vaisman in accordance with Australian legal requirements.

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

Pursuant to his employment agreement, Mr. Khan is entitled to receive an annual base salary of AU$250,000, approximately US$233,472, subject to increases as shall be determined by the Company’s board of directors and management of AMI Australia.  In addition, the annual salary of Mr. Khan shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods. In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Khan in accordance with Australian legal requirements.

Pursuant to his employment agreement, Mr. Shrestha is entitled to receive an annual base salary of AU$250,000, approximately US$233,472, subject to increases as shall be determined by the Company’s board of directors and management of AMI Australia.  In addition, the annual salary of Mr. Shrestha shall be supplemented by a bonus based on the Company achieving certain profit targets during prescribed periods.  In addition to these base and bonus salary components, AMI Australia will also contribute retirement benefits (superannuation) for Mr. Shrestha in accordance with Australian legal requirements.

There were no agreements in place for payments to any officers in the event of a change-in-control of the Company.

Compensation Committee Interlocks and Insider Participation

                Spiro Baramilis, as an independent director of the Company, performed the functions of the Company’s Compensation Committee during the fiscal year ended June 30, 2009.  No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of the Company or another entity.

Compensation Committee Report (1)

                The members of the Board have reviewed and discussed the discussion and analysis of the Company’s compensation which appears above with management, and, based on such review and discussion, the members of the Board recommended to the Company’s Board of Directors that the above disclosure be included in this Annual Report on Form 10-K.

Jacov (Jack) Vaisman

Dilip Shrestha

Forhad (Tony) Khan

Anatoly Fanshil

Spiro Baramilis

(1) The material in the above Compensation Committee reports is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any filing of the Company under the Securities Act of 1933, or the Securities Exchange Act of 1934, whether made before or after the date of this Form 10-K and irrespective of any general incorporation language in such filing.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth as of November 13, 2009 the number of shares of our Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of the Company’s Common Stock; (ii) each director and nominee for election to the Board of Directors; (iii) each of the named executive officers in the Summary Compensation Table; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class

Jacov (Jack) Vaisman Unit 131 18-34 Waverley Street Bondi Junction NSW 2022 Australia	10,250,000		19.16%

Forhad (Tony) Khan Suite 4, Level 1 26/3 Wolesly Grove Zetland NSW 2017 Australia	250,000		*

Dilip Shrestha 18/30 Mary Street Lidcambe NSW 2141 Australia	0		*

Anatoly Fanshil 22/2 Ocean Street Bondi Junction NSW 2026 Australia	517,000		*

Spiro Baramilis 12 Merton Street Kogarah Bay NSW 2217 Australia	0		*

Geissler Holdings Limited 1 Raffles Place #21-01 OUB Centre Singapore 048616	8,850,000	(2)	16.54%

RRD Investments Pty Limited 65 Prospect Road Summer Hills, NSW 2130 Australia	3,400,000	(3)	6.35%

All Directors and Officers (5 people)	11,017,000		20.59%

_______
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

(2)           Information obtained from Schedule 13D filed with the SEC on September 14, 2006.

(3)           Information obtained from Schedule 13D filed with the SEC on September 14, 2006.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The Company borrowed A$1.0 million from Secare Health Centre Pty Limited (“Secare”) in November 2008.  Secare is controlled by the company’s chief executive officer and founder, Jack Vaisman. The Company subsequently borrowed a further A$3,881,489 from Secare. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan attracts an interest cost of 10% per annum.  No repayment of this loan has been made up to June 30, 2009.  The loan is due for repayment in December 2011.

There were no other related party transactions exceeding $120,000 during the year ended June 30, 2008 and 2009.

    Spiro Baramilis meets the independence requirements and standards currently established by the SEC.

Item 14.	Principal Accounting Fees and Services.

The firm of Kabani & Company, Inc. has served as our independent auditors since March 29, 2006 when it replaced Lichter, Yu & Associates.  The Board of Directors has appointed Kabani & Company, Inc. to continue as our independent auditors for the fiscal year ending June 30, 2010.

AUDIT FEES FOR FISCAL YEAR ENDED JUNE 30, 2009

           Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements.  The total fees billed for Kabani & Company, Inc. for the fiscal year ended June 30, 2009 was $69,500 and applicable for the fiscal year ended June 30, 2008 was $46,950.

AUDIT RELATED FEES FOR FISCAL YEAR ENDED JUNE 30, 2009

           Audit fees consist of fees billed for professional services rendered for the audit of our financial statements and the review or audit of the interim statements.  The total fees billed for Kabani & Company, Inc. during the fiscal year ended June 30, 2009 was $0.

TAX FEES FOR FISCAL YEAR ENDED JUNE 30, 2009

There were no tax fees billed by Kabani & Company, Inc. for the fiscal year ended June 30, 2009.

ALL OTHER FEES FOR FISCAL YEAR ENDED JUNE 30, 2009

There were no other fees billed by Kabani & Company, Inc. for the fiscal year ended June 30, 2009.

PART IV

Item 15.	Exhibits Financial Statement Schedules.

(a) The following are filed with this report:

(1) The financial statements listed on the Financial Statement’s Table of Contents

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

ADVANCED MEDICAL INSTITUTE INC.

Date: November 13, 2009	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 13, 2009	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer and President
(Principal Executive Officer)
Date: November 13, 2009	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2009	By:	/s/ Forhad (Tony) Kahn
Forhad (Tony) Kahn
Executive Vice President and Secretary
Date: November 13, 2009	By:	/s/ Anatoly Fanshil
Anatoly Fanshil
Director

Date: November 13, 2009	By:	/s/ Spiro Baramilis
Spiro Baramilis
Director

EXHIBIT INDEX

Exhibit Number	Description

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

10.11
Consulting Agreement between the Company and the Heartcheck Group dated February 12, 2007 (incorporated herewith by reference to Exhibit 10.11 to Advanced Medical Institute Inc.’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on October 15, 2007).

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

10.14
Facility Agreement with St. George Bank Limited, dated October 22, 2008 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2009).

10.15	Amendment to Facility Agreement with St. George Bank Limited, dated November 21, 2008 (incorporated herewith by reference to Exhibit 10.2 to Advanced Medical Institute Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2009).

10.16
Loan Agreement with Secare Health Centre Pty Limited, dated December 4, 2008 (incorporated herewith by reference to Exhibit 10.3 to Advanced Medical Institute Inc.’s Quarterly Report on Form 10-Q, filed with the Securities and Exchange Commission on May 15, 2009).

14.1
Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Advanced Medical Institute Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2004 filed with the Securities and Exchange Commission on May 31, 2005).

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of the Principal Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*

32.2	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).*
*Filed herewith

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

FINANCIAL REPORT

FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

ADVANCED MEDICAL INSTITUTE INC.

AND SUBSIDIARIES

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanced Medical Institute, Inc.

We have audited the accompanying consolidated balance sheets of Advanced Medical Institute, Inc. and its subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended June 30, 2009 and 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Medical Institute, Inc. and its subsidiaries as of June 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended June 30, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has accumulated deficit of $7,046,257 as of June 30, 2009 and a net loss of $9,344,989 for the year ended June 30, 2009. Theses factors, as discussed in Note 1 to the financial statements raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the matter are also described in Note 1. The statements do not include any adjustments.

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

November 13, 2009

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		June 30, 2009	June 30, 2008
	Notes
CURRENT ASSETS
Cash & cash equivalent		$295,245	$3,092,611
Receivables, net		24,021,361	18,196,304
Receivables due from related parties	11	428,525	751,034
Inventory		911,405	468,950
Other assets	3	1,014,424	657,388

TOTAL CURRENT ASSETS		26,670,960	23,166,287

NON-CURRENT ASSETS
Security deposits		181,584	124,569
Property, plant and equipment, net	4	1,630,979	1,283,879
Net assets held for disposition	10	289,977	505,647
Deferred tax assets	12	678,270	-
Intangible assets, net	2	18,327,078	30,281,340

TOTAL NON-CURRENT ASSETS		21,107,888	32,195,435

TOTAL ASSETS		47,778,848	$55,361,722

CURRENT LIABILITIES
Unearned revenue		$8,003,468	$6,922,800
Accounts payables & accrued expenses	6	15,852,436	9,874,446
Payables due to related parties		278,737	-
Interest bearing liabilities – current	5	1,083,908	422,715
Liabilities related to discontinued operation		4,100	385
Income taxes payable		-	820,289

TOTAL CURRENT LIABILITIES		25,222,649	18,040,635

NON-CURRENT LIABILITIES
Interest bearing liabilities – non current	5	642,453	1,523,716
Payables due to related parties		3,803,131	-
Deferred tax liabilities		-	2,323,212

TOTAL NON-CURRENT LIABILITIES		4,445,584	3,846,928

TOTAL LIABILITIES		29,668,233	21,887,563

COMMITMENTS & CONTINGENCIES		-	-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share,
90,000,000 shares authorized,
53,507,450 issued and outstanding as of June 30, 2009 and 2008		53,507	53,507
Additional paid in capital		24,149,420	24,149,420
Other comprehensive income	14	953,945	6,972,500
(Accumulated losses) Retained earnings		(7,046,257)	2,298,732

TOTAL STOCKHOLDERS’ EQUITY		18,110,615	33,474,159

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$47,778,848	$55,361,722

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

NET REVENUES	$53,351,946	51,847,992

COST OF REVENUES	12,957,681	11,597,159

GROSS PROFIT	40,394,265	40,250,833

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	46,616,853	36,801,510
Impairment loss	5,279,462	-
TOTAL SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	51,896,315	36,801,510

OPERATING INCOME	(11,502,050)	3,449,323

OTHER INCOME AND EXPENSE
Bank interest	52,828	92,499
Sundry income	19,818	23,779
Management fee income	-	33,813
Interest expense	(269,865)	(263,482)

TOTAL OTHER INCOME AND EXPENSE	(197,219)	(113,391)

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,699,269)	3,335,932
INCOME TAX BENEFIT (EXPENSE)	2,760,387	(1,257,679)
INCOME/(LOSS) FROM CONTINUING OPERATIONS	(8,938,882)	2,078,253
LOSS FROM DISCONTINUED OPERATIONS	(406,107)	(1,083,474)
NET INCOME/(LOSS)	(9,344,989)	994,779

Other Comprehensive item – Foreign currency translation income/(loss)	(6,018,555)	3,800,994

Net Comprehensive Income/(Loss)	$(15,363,544)	$4,795,773

Earnings/(Loss) per share, continued operations	$(0.16)	$0.03
Loss per share, discontinued operations	(0.01)	(0.01)

Earnings/(Loss) per share, basic & diluted	$(0.17)	$0.02

Weighted average number of shares outstanding, basic	53,507,450	53,507,450

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained
	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance June 30, 2007	53,507,450	53,507	24,149,420	3,171,506	1,303,953	28,678,386
Other comprehensive income	-	-	-	3,800,994	-	3,800,994
Net income, June 30, 2008	-	-	-	-	994,779	994,779

Balance June 30, 2008	53,507,450	53,507	24,149,420	6,972,500	2,298,732	33,474,159
Other comprehensive income	-	-	-	(6,018,555)	-	(6,018,555)
Net loss, June 30, 2009	-	-	-	-	(9,344,989)	(9,344,989)

Balance June 30, 2009	53,507,450	$53,507	$24,149,420	$953,945	$(7,046,257)	$18,110,615

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	2009	2008

Cash Flows from Operating Activities

Receipts from customers	$42,496,872	$43,664,868
Interest received	52,827	89,200
Interest paid	(673,730)	(263,482)
Payment to suppliers & employees	(47,355,193)	(39,105,267)
Income tax paid	(96,945)	(214,786)

Net cash (used in) provided by operating activities of continuing operations	(5,576,169)	4,170,533
Net cash provided by (used in) discontinuing operation	81,147	(609,639)

Net cash (used in) provided by operating activities	(5,495,022)	3,560,894

Cash Flows from Investing Activities

Loan to related entities	(212,035)	-
Proceeds from sales of investment	239,370	-
Payment for property, plant & equipment	(378,305)	(338,501)
Purchase of intangible assets	(152,159)	(93,819)

Net cash used in investing activities	(503,129)	(432,320)

Cash Flows From Financing Activities
Proceeds from borrowings	4,975,492	-
Repayment of borrowings	(1,615,939)	(869,468)

Net cash (used in) provided by financing activities	3,359,553	(869,468)

Net increase in cash and cash equivalent	(2,638,598)	2,259,106
Effect of exchange rate changes on cash and cash equivalent	(158,768)	128,953
Cash & cash equivalent at beginning of year	3,092,611	704,552

Cash & cash equivalent at end of year	$295,245	$3,092,611

NON-CASH INVESTING & FINANCING ACTIVITY:
1) Assets acquired under capital leases $353,088

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2009 AND 2008

	June 30, 2009	June 30, 2008

Reconciliation of Cash

Cash at the end of financial year as shown in the Statement of Cash Flows is reconciled to the related items in the Statement of Financial Position as follows:

Cash	$295,245	$3,092,611

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net (Loss) Income	(9,344,989)	994,779

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization expense	1,627,210	1,787,437
Provision for doubtful debt	4,737,659	4,917,980
Impairment loss	5,279,462	-
Gain on disposal of investment	(119,677)	-

Changes in Assets and Liabilities
Increase in current inventories	(482,280)	(152,377)
Increase in receivables	(13,270,978)	(9,202,808)
Increase in deferred tax assets/liabilities	(2,579,005)	580,143
Increase in unearned revenue	2,053,093	1,066,787
Increase in payables	6,981,933	3,315,337
(Decrease) Increase in rental deposit received	(71,863)	2,959
Increase in provisions for compensated absences	251,494	397,768
(Decrease) Increase in income tax payable	(638,228)	462,528

Net cash (used in) provided by operating activities of continuing operations	(5,576,169)	4,170,533
Net cash provided by (used in) operating activities of discontinued operation	81,147	(609,639)

Cash Flows (Used in) Provided by Operating Activities	$(5,495,022)	$3,560,894

See accompanying notes to the financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009 AND 2008

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

On November 17, 2005 we entered a Share Exchange Agreement with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent Holdco”), whereby PE Patent Holdco became our wholly-owned subsidiary.

On September 8, 2006, we entered a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), whereby Worldwide PE became our wholly owned subsidiary.

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

For the year ended June 30, 2009, AMI’s revenues were approximately $53.4 million.

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

During the second half of the financial year, AMI discontinued operations of AMI China.

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

Managements Plans

The Company has incurred significant net losses, cash outflows from operations and has working capital of $9,344,989, $5,495,022 and $1,448,311, respectively, for the year ended June 30, 2009. This factor raises doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern will be dependent on its ability of the Company to reduce operating expenses, generate sufficient cash flows from operations and to obtain additional financing to meet its obligations on a timely basis.

In July 2009, as part of its efforts to conserve its existing capital resources, the Company implemented steps to reduce operating expenses, and will monitor its liquidity closely and will take further steps, if need, to further reduce operating cost to preserve operating capital.  The Company also may need to raise additional capital through the sale of debt or equity. The Company believes that with these steps, it should have sufficient cash to fund its activities in the near future

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America.  The following are descriptions of the more significant policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, AMI Australia Holdings Pty Limited, AMI Management Services Pty Limited (“AMI MS”) and AMI International Pty Limited (“AMI International”) and their direct and indirect wholly-owned subsidiaries: Advanced Medical Institute Pty Ltd, PE Patent Holdco Pty Limited (“PE”), Advanced Medical Institute (NZ) Limited (“AMI NZ”) and Intelligent Medical Technologies Pty Ltd (“IMT”), Worldwide PE Patent Holdco Pty Ltd and AMI Clinic Limited. All significant inter-company accounts and transactions have been eliminated upon consolidation.

The Company also re-classed assets of its 75% owned subsidiary AMI Japan and wholly own subsidiary AMI China, which were discontinued during the reporting period, to ‘Assets held for disposition’.

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

Unearned Revenue

Unearned revenue arises from programs that exceed three months.  The average program length purchased by each individual patient is approximately 4 ½ months. The Company made its estimate of unearned revenue based on the average program length less three months for which medication is provided and revenue is recognized.

Advertising Expense

Advertising costs are charged to expense as they are incurred. Advertising expense is $22.4 million in financial year 2009 and $18.0 million in financial year 2008.

Income Tax

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The income tax rates imposed by the taxing authorities vary.  Taxable income may vary from pre-tax income for financial accounting purposes.  There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits.  Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 (ASC 740) “Accounting for Income Taxes.”

Accounts Receivable

Accounts receivable are sales for the year, net of sales refund, cancellation, unearned revenue and provision for doubtful debt.   The Company estimates provision for doubtful debts based on the historical results.

Inventories

Inventories are valued at the lower of cost (determined on a first-in first-out basis) or market.  Management compares the cost of inventories with the market value and allowance is made for writing down our inventories to market value, if lower.  As of June 30, 2009 inventory mainly consisted of raw materials.

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
JUNE 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Entitlements

Contributions are made to an employee superannuation fund and are charged as expenses when incurred.

Exchange Gain (Loss)

During the fiscal year ended June 30, 2009 and 2008, the transactions of AMI Australia were denominated in foreign currency and were recorded in Australian Dollars (AUD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled.

Foreign Currency

As of June 30, 2009, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated.  Such financial statements were translated into the functional currency in Australian Dollars (AUD) and thereafter to reporting currency in U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52 (ASC 830), “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130 (ASC 220), “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

Research and Development Costs

Research and development costs are charged against income from ordinary activities before income tax as incurred. Research and development costs are $0.3 million in financial year 2009 and $0.2 million in financial year 2008.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

 Intangible assets

The Company applies the criteria specified in SFAS No. 141 (ASC 805), “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142 (ASC 350), intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144 (ASC 360), “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

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

At June 30, 2009, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net

Amortized intangibles:
Australian Patents	$5,314,538	$(1,029,765)	$-	$4,284,773
Worldwide Patents	4,023,996	(634,373)	(1,378,100)	2,011,523
Intellectual Properties	16,314,189	(2,487,941)	(4,961,166)	8,865,082
Computer Software	476,830	(317,947)	-	158,883

Unamortized intangibles:
Intellectual Properties	3,006,817	-	-	3,006,817

	$29,136,370	$(4,470,026)	$(6,339,266)	$18,327,078

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

Amortization expense from continuing operation for the year ended June 30, 2009 and 2008 was $1,361,727 and $1,618,431 respectively.  The Company expects the amortization expenses for the next five years to be as follows:

Year Ending June 30,	Annual Amount

2010	$1,362,000
2011	$1,362,000
2012	$1,362,000
2013	$1,362,000
2014	$1,362,000

Long-Lived Assets

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (ASC 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2009 there were no significant impairments of its long-lived assets.

Segment Reporting
Statement of Financial Accounting Standards No. 131 (“SFAS 131”) (ASC 280), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 (ASC 280) has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128) (ASC 260), “Earnings per share.”. Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128 (ASC 260). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements

In December 2007, the FASB issued SFAS No. 160 (ASC 810), “Noncontrolling Interests in Consolidated Financial Statements-An Amendment of ARB No. 51.” The objective of this statement is to establish new accounting and reporting standards for the Noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 160 to have a material impact on the consolidated financial statements.

In March, 2008, the “FASB” issued SFAS No. 161 (ASC 815), “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 (ASC 815) achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 (ASC 815) to have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFASB No. 163 (ASC 944), “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts. The pronouncement is effective for fiscal years beginning after December 31, 2008. The Company does not believe this pronouncement will impact its financial statements.

In June 2009, the FASB issued SFASB No.167, Consolidation of Variable Interest Entities, which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This standard will be effective for us on July 1, 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends ASC Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard will be effective for us on October 1, 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning July 1, 2010. Earlier application is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of the ASU on its consolidated financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2009

3.           OTHER ASSETS

Following is the summary of other assets as of June 30, 2009

	June 30, 2009	June 30, 2008
Bank guarantees	$206,863	$112,256
Advances and prepayments	42,640	23,220
Other receivables	9,134	67,305
Other debtors	755,787	454,607
Total	$1,014,424	$657,388

4.           PROPERTY, PLANT AND EQUIPMENT

	June 30, 2009	June 30, 2008

Leasehold improvements at cost	$590,908	$557,408
Less: Accumulated depreciation	62,258	118,234
	528,650	439,174

Motor Vehicles	75,235	89,884
Less: Accumulated Depreciation	38,966	36,316
	36,269	53,568

Office Furniture & Equipment	1,217,911	757,542
Less: Accumulated Depreciation	289,911	162,810
	928,000	594,732

Computer Hardware – at Cost	413,800	462,013
Less: Accumulated Depreciation	315,635	318,141
	98,165	143,872

Low Value Pooled Fixed Assets	173,057	188,491
Less: Accumulated Depreciation	133,162	135,958
	39,895	52,533

Total Property, Plant and Equipment	$1,630,979	$1,283,879

Depreciation expenses were $265,483 and $172,222 for the fiscal years ended June 30, 2009 and 2008, respectively.

Included in property and equipment is approximately $489,814 of assets, which are leased under non-cancelable leases and accounted for as capital leases, which expire through October 2013. The accumulated depreciation included in the property and equipment for these leases is approximately $102,469.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2009

5.           INTEREST BEARING LIABILITIES

	June 30, 2009	June 30, 2008

Current, as of the period ended June 30:
Capitalized lease liability	$165,533	$45,037
Secured loan 2008	918,375	377,678
	$1,083,908	$422,715

Non-current, due during the year ended June 30:
Capitalized lease liability	$212,720	$26,061
Secured Loan	429,733	1,497,655
Total non-current	$642,453	$1,523,716

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 7.4% to 13.8%.  Obligations under the notes are secured by the financed assets included in property and equipment.

Interest expenses were $269,865 and $263,479 for the fiscal years ended June 30, 2009 and 2008, respectively.

Obligations under the notes are secured by the financed assets included in property and equipment. The secured loan is secured over all of AMI Australia’s assets and undertakings. The principal of the loan is due to mature in September 2009.

Obligation under capital lease will expire during the period from September 2010 to April 2013.

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2009 and 2008  are summarized as follows:

	Amount
	June 30, 2009	June 30, 2008

Bank overdraft	$481,319	$-
Accounts payable	8,642,972	4,195,940
Accrued salaries	480,436	611,049
Accrued professional fees	60,360	62,305
Accrued legal fee	-	89,083
Other current liabilities	1,087,589	290,800
Accrued DDR medication cost	1,259,512	1,204,760
Accrued DDR sales commission	1,377,818	1,204,760
Accrued DDR collection fee	1,377,818	1,204,760
Provision for patient refunds	120,720	182,685
Accrued compensated absences	963,892	828,304
Total	$15,852,436	$9,874,446

7.           LAWSUITS

As of June 30, 2009, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

On October 25, 2006, Bade Medical Institute Pty Limited, Mr. David Wade, Mr. Buddy Beani and others (collectively “Bade”) applied for Trade Mark No. 114322021 in respect of the words “AMI Nasal Spray.” AMI Australia lodged an objection to the registration of that application with IP Australia on June 21, 2007 and that application was subsequently refused.  On December 13, 2007, AMI Australia commenced proceedings in the Federal Court of Australia Sydney Registry against Bade alleging Bade was infringing upon AMI Australia’s trademarks and other intellectual property rights. On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI.  Bade appear to have ceased operation since the orders were obtained and has transferred the required names to AMI Australia. AMI subsequently applied for final orders and damages against Bade and final hearing of this matter concluded on September 2, 2009.  The court has indicated that judgment will be released shortly.

On June 12, 2009, AMI Australia obtained an interlocutory injunction from the Supreme Court of New South Wales preventing Fairfax Media Publications Limited (“Fairfax”) from publishing information which AMI Australia alleges was disclosed to Fairfax in breach of a duty of confidence owed to AMI Australia.  Final hearing of this matter commenced on October 26, 2009 but was unable to be concluded by October 28, 2009, the final scheduled date for the hearing of the matter.  Final hearing of the matter is now scheduled for February 24 and 25, 2010 and AMI Australia’s interlocutory injunction has been extended until that date.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2009

8.           LEASE COMMITMENTS

The Company is party to long-term, non-cancelable operating lease agreements for administrative offices and clinic locations.  The future aggregate minimum annual lease payments arising from these lease agreements are as follows:

June 30, 2009

Due during the period ended June 30:
2010	$566,563
2011	440,783
2012	355,830
2013	301,973
2014	272,463
2015	272,463
2016	136,232

$2,346,307

Total rent expense under these operating leases was approximately $1,239,402 and $1,085,779 during the years ended June 30, 2009 and 2008, respectively.

9.           CONCENTRATIONS

Sales Markets – 75% of the Company’s revenues arise from Australian customers.

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

10.    DISCONTINUED OPERATION/ASSETS HELD FOR DISPOSITION

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

Loss from the discontinued operation of AMI Japan during the period ended June 30, 2009 was US$358,033.

The capital contributed to AMI Japan of US$212,020 has been classified as assets pending sale on the accompanying consolidated balance sheet as of June 30, 2009.

Following is the summary of net assets held as of June 30:

	June 30, 2009	June 30, 2008
Assets :-
Cash and cash equivalents	$1,704	$34,288
Other current assets	84,005	75,693
Property, Plant & Equipment, net	126,552	117,950
Intangible assets	3,837	8,643
Total Assets	216,098	236,574
Liabilities :-
Accounts payable and accrued expense	4,078	849

Total Liabilities	4,078	849

Net Assets Held for disposal	$212,020	$235,725

 The components of loss from operations related to the entity held for disposal for the year ended June 30, 2009 are shown below.

	June 30, 2009	June 30, 2008
Net sales	$164,845	$77,092

Operating expenses
Selling, general and administrative	540,825	553,425
Total operating expenses	540,825	553,425

Loss from operations	(375,980)	(476,333)

Non-operating income (expenses) :-
Other income	17,904	218
Interest income	43	93

Net Loss before income tax	(358,033)	(476,022)

Provision for Income tax	-	-

Net loss from entity held for disposal	$(358,033)	$(476,022)

AMI China

AMI China was a fully owned subsidiary of the Company.

During the second half of the financial year, the operation of AMI China was wound down and discontinued due to unsatisfied operating result.

Loss from the discontinued operation of AMI China during the period ended June 30, 2009 was US$167,752.

The capital contributed to AMI Japan of US$78,378 has been classified as assets pending sale on the accompanying consolidated balance sheet as of June 30, 2009.

Following is the summary of net assets held as of June 30:

	June 30, 2009	June 30, 2008
Assets :-
Cash and cash equivalents	$13,121	$34,418
Other current assets	39,532	44,964
Property, Plant & Equipment, net	21,226	30,328
Total Assets	73,879	109,710
Liabilities :-
Accounts payable and accrued expense	22	386

Total Liabilities	22	386

Net Assets Held for disposal	$73,857	$109,324

 The components of loss from operations related to the entity held for disposal for the year ended June 30, 2009 are shown below.

	June 30, 2009	June 30, 2008
Net sales	$5,116	$42,057

Operating expenses
Selling, general and administrative	172,868	492,892
Total operating expenses	172,868	492,892

Net Loss before income tax	(167,752)	(450,825)

Provision for Income tax	-	-

Net loss from entity held for disposal	$(167,752)	$(450,825)

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2009

11.              RELATED PARTY TRANSACTIONS

June 30, 2009

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	1,719

Loan to affiliate in Indonesia	426,806

Receivable due from related parties - current	428,525

Peter Riley
Relationship: Director of AMI UK
Payable to this related party	73,513

Jacov Vaisman
Relationship: Director of AMI Inc.
Payable to this related party	173,032

Tony Khan
Relationship: Executive Vice President of AMI Inc.
Payable to this related party	32,192

Payables due to related parties - current	278,737

Secare Health Centre Pty Limited
Relationship: Under common management control by Jack Vaisman
Payables to this related party – non-current	3,803,131

Total receivables due from related parties included in the Company’s balance sheet was $428,525 and $751,034 as of June 30, 2009 and 2008.

Total payables due to related parties included in the Company’s balance sheet was $4,081,868 and $Nil as of June 30, 2009 and 2008.

Receivables from related parties are unsecured, interest-free and are due on demand.

Payables to related parties are as follows:
The Company originally borrowed A$1.0 million from Secare Health Centre Pty Limited (“Secare”) in November 2008.  Secare is controlled by the company’s chief executive officer and founder, Jack Vaisman. The Company subsequently borrowed a further A$3,881,489 from Secare. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan attracts an interest cost of 10% per annum.  No repayment of this loan has been made up to June 30, 2009.  The loan is due for repayment in December 2011.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2009

12.               INCOME TAXES

Total Federal and State income tax expense for the fiscal years ended June 30, 2009 and 2008 amounted to ($2,760,387) and $1,257,679, respectively. For the fiscal years ended June 30, 2009 and 2008 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate.  This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

June 30, 2009	U.S.	State	International	Total
Current	$0	$0	$(3,560,106)	$(3,560,106)
Deferred	$0	$0	$799,719	$799,719
Total	$0	$0	$(2,760,387)	$(2,760,387)

June 30, 2008	U.S.	State	International	Total
Current	$0	$0	$821,610	$821,610
Deferred	$0	$0	$436,069	$436,069
Total	$0	$0	$1,257,679	$1,257,679

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:
	June 30, 2009	June 30, 2008

Federal statutory tax rate	34%	34%
Increase (decrease) in rate resulting from:
Non US income taxed at different rates	(1)%	(1)%
	33%	33%
Temporary Difference	(9)	5%
Effective Tax Rate	24%	38%

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2009

Deferred tax asset arises due to the following temporary differences.

	June 30, 2009	Future tax rate %	Deferred tax liability
Owing to patients via ACFC	(28,861,821)	30%	(8,658,546)
Provision DDR cancellation	16,788,933	30%	5,036,680
Provision un-dispensed DDR medications	1,259,512	30%	377,854
Accrued ACFC collection and commission	2,755,635	30%	826,691
Provision for patient refund	120,720	30%	36,216
Unutilized tax losses	5,663,851	30%	1,699,155
Amortization of patents	(2,083,987)	30%	(625,196)
Impairment loss	5,680,134	30%	1,704,040
Other miscellaneous	937,920	30%	281,376
Total	2,260,900	30%	$678,270

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE FINANCIAL STATEMENT
JUNE 30, 2009

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

14.              OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at June 30, 2009are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2007	$3,171,506

Change for 2008	3,800,994

Balance at June 30, 2008	$6,972,500

Change for 2009	(6,018,555)

Balance at June 30, 2009	$953,945

15 – Segment Information

The following tables summarize segment information for the years ended:

	June 30,	June 30,
	2009	2008
Total revenues
AMI Australia	41,801,703	50,572,311
AMI New Zealand	974,782	1,275,681
AMI UK	10,575,461	-
	53,351,946	51,847,992
Income (Loss) from operations
AMI Inc.	(176,594)	(227,270)
AMI Australia	(9,017,724)	4,292,129
AMI New Zealand	(290,137)	(615,536)
AMI UK	(2,017,595)	-
	(11,502,050)	3,449,323
Income tax (expense) benefit
AMI Australia	2,760,387	(1,257,679)
AMI New Zealand	-	-
AMI UK	-	-
Others	-	-
	2,760,387	(1,257,679)
Net income (loss)
AMI Inc.	(176,594)	(227,271)
AMI Australia	(6,340,886)	3,054,583
AMI New Zealand	(284,129	(615,443)
AMI UK	(2,017,595	-
Discontinued operation	(525,785	(1,217,090)
	(9,344,989)	994,779
Provision for depreciation and amortization
AMI Australia	1,535,715	1,787,437
AMI New Zealand	7,033	-
AMI UK	84,462	-
	1,627,210	1,787,437
Total Assets
AMI Australia	44,531,003	54,148,005
AMI New Zealand	436,457	708,070
AMI UK	2,521,411	-
Discontinued operation	289,977	505,647
	47,778,848	55,361,722