Form 10-Q
period 2009-09-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2009-11-23
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

or

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

There were 53,507,450 shares of the Registrant’s Common Stock issued and outstanding on November 23, 2009.

PART I -   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2009	June 30, 2009
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$344,270	$295,245
Receivables, net	27,632,227	24,021,361
Receivables due from related parties	380,677	428,525
Inventory	897,671	911,405
Other assets	813,678	1,014,424
TOTAL CURRENT ASSETS	30,068,523	26,670,960

NON-CURRENT ASSETS
Security deposits	191,384	181,584
Property and equipment, net	1,717,528	1,630,979
Assets related to discontinued operations	301,542	289,977
Deferred tax assets	264,479	678,270
Intangible assets, net	19,538,754	18,327,078
TOTAL NON-CURRENT ASSETS	22,013,687	21,107,888

TOTAL ASSETS	$52,082,210	$47,778,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$7,983,157	$8,003,468
Accounts payable & accrued expenses	17,576,748	15,852,436
Payables due to related parties	107,201	278,737
Interest bearing liabilities – current	692,468	1,083,908
Liabilities related to discontinued operations	5,171	4,100
TOTAL CURRENT LIABILITIES	26,364,745	25,222,649

NON-CURRENT LIABILITIES
Interest bearing liabilities - non-current	783,086	642,453
Payable due to related parties	4,827,936	3,803,131
TOTAL NON-CURRENT LIABILITIES	5,611,022	4,445,584

TOTAL LIABILITIES	31,975,767	29,668,233

Commitments & Contingency

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 90,000,000 shares authorized, 53,507,450 issued and outstanding as at September 30, 2009 and June 30, 2009	53,507	53,507
Additional paid in capital	24,149,420	24,149,420
Other comprehensive loss	2,133,221	953,945
Accumulated deficit	(6,229,705)	(7,046,257)
TOTAL STOCKHOLDERS’ EQUITY	20,106,443	18,110,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,082,210	$47,778,848

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Month Periods Ended
	September 30, 2009	September 30, 2008

NET REVENUE	$14,507,711	$15,944,448

COST OF REVENUE	(3,291,231)	(3,591,200)

GROSS PROFIT	11,216,480	12,353,248

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(9,774,975)	(11,753,265)

OPERATING INCOME	1,441,505	599,983

OTHER INCOME AND (EXPENSE)
Bank interest	1,736	34,610
Other income	-	20,646
Interest expense	(154,022)	(71,745)

TOTAL OTHER INCOME (EXPENSE)	(152,286)	(16,489)

INCOME FROM CONTINUED OPERATIONS	1,289,219	583,494

DISCONTINUED OPERATIONS
Loss from discontinued operations	(23,334)	(95,001)
Total loss from discontinued operations	(23,334)	(95,001)

INCOME BEFORE INCOME TAXES	1,265,885	488,493

INCOME TAX EXPENSE	(449,333)	(373,847)

NET INCOME	816,552	114,646

Other Comprehensive item - Foreign currency translation income (loss)	1,179,276	(4,854,822)

Net Comprehensive Income (Loss)	$1,995,828	$(4,740,176)

Earnings per common share – continued operations	$0.02	$0.00
Earnings per common share – discontinued operations	$(0.00)	$0.00
Earnings per common share – basic & diluted	$0.02	$0.00
Weighted average number of shares, basic & diluted	53,507,450	53,507,450

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Month Periods Ended
	September 30, 2009	September 30, 2008

Cash Flows from Operating Activities

Receipts from Customers	$10,964,097	$11,383,497
Interest Received	1,736	34,610
Payment to Suppliers & Employees	(10,295,645)	(10,749,565)
Interest Paid	(154,022)	(71,745)
Income Tax Paid	(107,885)	(115,570)
Net cash provided by operating activities of continued operations	408,281	481,227
Net cash provided by (used in) discontinued operations	6,949	(100,639)
Net cash provided by operating activities	415,230	380,588

Cash Flows from Investing Activities

Loans to related entities	-	(784,233)
Payment for Property, Plant & Equipment	(6,272)	(143,452)
Payment for Intangible Assets	(24,659)	(17,629)

Net cash used in investing activities	(30,931)	(945,314)

Cash Flows From Financing Activities
Proceeds from Borrowings	869,900	356,696
Repayment of Borrowings	(855,769)	(91,130)

Net cash provided by (used in) financing activities	14,131	265,566

Net increase(decrease) in cash and cash equivalents	398,430	(299,160)
Effect of exchange rate on cash	(349,405)	(486,066)
Cash and cash equivalents at beginning of period	295,245	3,127,029

Cash and cash equivalents at end of period	$344,270	$2,341,803

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(CONTINUED)

	Three Months Ended
	September 30, 2009	September 30, 2008

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Consolidated Balance Sheets as follows:

Cash & Cash Equivalents	$344,270	$2,341,803

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income	$816,552	$114,646

Non-Cash Flows in Profit from Ordinary Activities
Depreciation and amortization	410,348	463,165
Provision for doubtful accounts	1,373,313	1,764,158

Changes in Assets and Liabilities
Decrease in inventories	86,643	210,906
Increase in receivables	(2,524,889)	(5,188,309)
(Decrease) Increase in unearned revenue	(665,211)	612,625
Increase in payables	382,107	2,175,148
Increase in provisions for compensated absences	74,777	70,431
Increase in deferred tax liabilities	449,333	633,613
Increase in security deposit	5,308	183
Decrease in income tax payable	-	(375,339)

Net cash provided by operating activities of continued operations	408,281	481,227
Net cash provided by (used in) operating activities of discontinued operations	6,949	(100,639)
Net cash provided by operating activities	$415,230	$380,588

Supplemental Cash Flow Disclosures:
Interest paid	$154,022	$71,745

Income tax paid	$-	$115,570

Non-Cash Investing/Financing Activities:
Assets acquired under capital leases	$-	$136,303

The accompanying notes are an integral part of these unaudited financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

1.	NATURE OF BUSINESS

Nature of Business

We were originally incorporated under the name of Hawksdale Financial Visions, Inc. on December 6, 1996 under the laws of the State of Nevada. We were involved in the business of timeshares, but became dormant on March 31, 1997, and until January 28, 2005, we were a “blank check” company with nominal assets. On October 15, 2004, we changed our name to “Advanced Medical Institute, Inc.” On March 21, 2005, we completed a Share Exchange Agreement with Advanced Medical Institute Pty Limited, a privately owned Australian company (“AMI Australia”), whereby AMI Australia became our wholly-owned subsidiary. On November 17, 2005, we entered into a Share Exchange Agreement with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent Holdco”), whereby PE Patent Holdco became our wholly-owned subsidiary. On September 8, 2006, we entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), whereby Worldwide PE became our wholly-owned subsidiary.

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

In June 2009, the FASB issued SFAS No.167, Consolidation of Variable Interest Entities, which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This standard will be effective for us on July 1, 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends Accounting Standards Codification (“ASC”) Topic 820, Measuring Liabilities at Fair Value, which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard will be effective for us on October 1, 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, which amends ASC Topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning July 1, 2010. Earlier application is permitted. The Company is currently evaluating both the timing and the impact of the pending adoption of the ASU on its consolidated financial statements.

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

Goodwill, trademarks and other intangible assets determined to have indefinite useful lives are not amortized.  We test such trademarks and other intangible assets with indefinite useful lives for impairment annually, or more frequently if events or circumstances indicate that an asset might be impaired.  Goodwill, trademarks, patents and other intangible assets determined to have definite lives are amortized over their estimated useful lives or the life of the trademark, patent and other intangible asset, whichever is less.

Impairment is determined by assessing the recoverable amount of the cash-generating unit (group of cash-generating units), to which the intangible asset relates. When the recoverable amount of the cash-generating unit (group of cash-generating units) is less than the carrying amount, an impairment loss is recognised.

At September 30, 2009 and June 30, 2009, intangibles consist of the following:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount September 30, 2009	Net Carrying Amount June 30, 2009

Amortized intangibles:
Australian Patents	$5,764,240	$(1,193,929)	$-	$4,570,311	$4,284,773

Worldwide Patents	4,364,496	(735,881)	(1,494,711)	2,133,904	2,011,523

Intellectual Property	17,667,245	(2,891,419)	(5,380,966)	9,394,860	8,865,082

Computer Software	540,322	(361,888)	-	178,434	158,883

Unamortized intangibles:
Intellectual Property	3,261,245	-	-	3,261,245	3,006,817

	$31,597,548	$(5,183,117)	$(6,875,677)	$19,538,754	$18,327,078

The Company assigned an 18 year life to the patents that are held by Worldwide PE Patent and a 19 year life to the patents that are held by PE Patent.

The exchange rate used for the period ended June 30, 2009 was A$:US$ 1:0.80480, and the rate used for the period ended September 30, 2009 was A$:US$ 1:0.87290. The rate change caused net book value of intangible assets to increase, notwithstanding the addition to accumulated amortization.

For intellectual property, the Company assigned an 18 year life to the intellectual property that arose from Worldwide PE Patent, a 19 year life to the intellectual property that arose from PE Patent, and indefinite life to the intellectual property that arose from IMT.

Computer software was assigned a 3 year life.

Amortization expense from continuing operations for the three months ended September 30, 2009 and 2008 were $325,658 and $414,219, respectively. The Company expects the amortization expenses for the next five years to be as follows:

Year Ending September 30,	Annual Amount

2010	$1,303,000
2011	$1,303,000
2012	$1,303,000
2013	$1,303,000
2014	$1,303,000

5.	OTHER ASSETS

Following is the summary of other assets as of September 30, 2009 and June 30, 2009.

	September 30	June 30
Bank guarantees	$224,367	$206,863
Advances and prepayments	37,361	42,640
Other receivables	9,907	9,134
Other debtors	542,043	755,787

Total	$813,678	$1,014,424

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of September 30, 2009 and June 30, 2009:

	September 30	June 30

Leasehold improvements	$634,330	$590,908
Less: Accumulated depreciation	85,078	62,258
	549,252	528,650

Motor Vehicles	81,601	75,235
Less: Accumulated Depreciation	44,122	38,966
	37,479	36,269

Office Furniture & Equipment	1,363,136	1,217,911
Less: Accumulated Depreciation	372,814	289,911
	990,322	928,000

Computer Hardware	451,224	413,800
Less: Accumulated Depreciation	352,553	315,635
	98,671	98,165

Low Value Pooled Fixed Assets	190,457	173,057
Less: Accumulated Depreciation	148,653	133,162
	41,804	39,895

Total Property, Plant and Equipment, net	$1,717,528	$1,630,979

Included in property and equipment are assets of approximately $531,261 and $489,814, as of September 30, 2009 and June 30, 2009, that are leased under non-cancellable leases and accounted for as capital leases, which expire through October 2013. The accumulated depreciation included in the property and equipment for these leases is approximately $127,044 and $102,469 as of September 30, 2009 and June 30, 2009.

7.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of September 30, 2009 and June 30, 2009:

	September 30	June 30
Current, as of the period ended
Capitalized lease liability	$183,071	$165,533
Secured loan (1)	509,397	918,375
	$692,468	$1,083,908

Non-current, as of the period ended
Capitalized lease liability	$183,314	$212,720
Secured loan (1)	599,772	429,733
Total non-current	$783,086	$642,453

(1) The Company borrowed A$2.4 million from St George Bank Limited in December 2008 comprising a A$1.9 million term facility and a A$500,000 overdraft facility. The loan is secured by a first ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The term facility is a commercial bill acceptance/discount facility whereby the Company regularly discounts bills with the bank at the prevailing interest rate plus a margin of 1.65%. The average all-up cost of this facility during the period was 5.26%. On each rollover the interest rate is reset.    The loan is due for repayment in December 2011, however the Company is required to make principal repayments of A$50,000 per month during each month of the term.  As at September 30, 2009, the total outstanding under the facility was A$1,774,967.

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 5.26% to 14.17%. Interest expense on the interest bearing liabilities amounted to $152,286 and $71,745 for the three month periods ended September 30, 2009 and 2008, respectively.

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2009 and June 30, 2009 are summarized as follows:

	September 30	June 30

Bank overdraft	$436,201	$481,319
Accounts payable	8,830,145	8,642,972
Accrued salaries	750,266	480,436
Accrued professional fees	30,552	60,360
Other current liabilities	1,318,458	1,087,589
Accrued DDR medication cost	1,585,186	1,259,512
Accrued DDR sales commission	1,681,205	1,377,818
Accrued DDR collection fee	1,681,205	1,377,818
Provision for patient refund	139,664	120,720
Accrued compensated absences	1,123,866	963,892
Total	$17,576,748	$15,852,436

9.	LEGAL PROCEEDINGS

As of September 30, 2009, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

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

The Company is party to long-term, non-cancellable operating leases for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these leases are as follows:

September 30

Due during the period ended,

2010	$539,699
2011	463,806
2012	365,869
2013	315,523
2014	295,519
2015	295,519
2016	73,880

$2,349,815

Rent paid for the three month periods ended September 30, 2009 and 2008 were $353,037 and $389,178, respectively.

11.	DISCONTINUED OPERATION

AMI Japan Kabushiki Gaisya

AMI Japan Kabushiki Gaisya (“AMI Japan”) was an indirect 75% owned subsidiary of the Company. AMI Japan had formed an alliance with a Japanese party with expertise in marketing in the Japanese market and two financial investors. AMI Japan commenced operations on October 1, 2006.

On or about February 4, 2008, the operation of AMI Japan was wound down and discontinued due to unsatisfactory operating results.

Loss from the discontinued operation of AMI Japan during the period ended September 30, 2009 was $13,042.

The capital contributed to AMI Japan of $217,897 has been classified as assets pending sale on the accompanying consolidated balance sheet as of September 30, 2009.

Following is the summary of net assets held as of September 30 and June 30, 2009:

	September 30	June 30
Assets
Cash and cash equivalents	$853	$1,704
Other current assets	89,196	84,005
Property, Plant & Equipment, net	130,449	126,552
Intangible assets	2,547	3,837
Total Assets	223,045	216,098
Liabilities
Accounts payable and accrued expense	5,148	4,078

Total Liabilities	5,148	4,078

Net Assets Held for disposal	$217,897	$212,020

 The components of loss from operations related to the entity held for disposal for the periods ended September 30, 2009 and 2008 are shown below.

	September 30, 2009	September 30, 2008
Net sales	$37,673	$1,503

Operating expenses
Selling, general and administrative	50,715	49,232
Total operating expenses	50,715	49,232

Loss from operations	(13,042)	(47,729)

Non-operating income (expenses)
Other income	-	2
Interest income	-	21

Net Loss before income tax	(13,042)	(47,686)

Provision for income tax	-	-

Net loss from entity held for disposal	$(13,042)	$(47,686)

AMI China

AMI China was a fully owned subsidiary of the Company.

During the second half of the last financial year, the operation of AMI China was wound down and discontinued due to unsatisfactory operating results.

Loss from the discontinued operation of AMI China during the period ended September 30, 2009 was US$10,292.

The capital contributed to AMI Japan of US$78,474 has been classified as assets pending sale on the accompanying consolidated balance sheet as of September 30, 2009.

Following is the summary of net assets held as of September 30 and June 30, 2009:

	September 30	June 30
Assets
Cash and cash equivalents	$13,137	$13,121
Other current assets	44,108	39,532
Property, Plant & Equipment, net	21,252	21,226
Total Assets	78,497	73,879
Liabilities
Accounts payable and accrued expense	23	22

Total Liabilities	23	22

Net Assets Held for disposal	$78,474	$73,857

 The components of loss from operations related to the entity held for disposal for the periods ended September 30, 2009 and 2008 are shown below.

	2009	2008
Net sales	$-	$4,854

Operating expenses
Selling, general and administrative	10,292	(52,169)
Total operating expenses	10,292	(52,169)

Net loss before income tax	(10,292)	(47,315)

Provision for Income tax	-	-

Net loss from entity held for disposal	$(10,292)	$(47,315)

12.	RELATED PARTY TRANSACTIONS

	September 30, 2009	June 30, 2009

Related party transactions comprised of the following:

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	1,865	1,719

Loan to affiliate in Indonesia	378,812	426,806

Receivable due from related parties - current	$380,677	$428,525

Peter Riley
Relationship: Director of AMI UK
Payable to this related party	70,845	73,513

Jacov Vaisman
Relationship: Director of AMI Inc.
Payable to this related party	1,440	173,032

Tony Khan
Relationship: Executive Vice President of AMI Inc.
Payable to this related party	34,916	32,192

Payable due to related parties - current	$107,201	$278,737

Secare Health Centre Pty Limited
Relationship: Under common management control by Jack Vaisman
Payable to this related party – non current	$4,827,936	$3,803,131

Total receivables due from related parties included in the Company’s balance sheets were $380,677 and $428,525, as of September 30, 2009 and June 30, 2009, respectively.

Total payables due to related parties included in the Company’s balance sheets were $4,935,137 as of September 30, 2009 and $4,081,868 as of June 30, 2009.

Receivables from related parties are unsecured, interest-free, and due on demand.

Payables to related parties are as follows:
The Company originally borrowed A$1.0 million from Secare Health Centre Pty Limited (“Secare”) in November 2008.  Secare is controlled by the company’s chief executive officer and founder, Jack Vaisman. The Company subsequently borrowed a further A$4,281,489 from Secare. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan attracts an interest cost of 10% per annum.  No repayment of this loan has been made up to September 30, 2009.  The loan is due for repayment in December 2011.

13.	INCOME TAXES

Total income tax expense for the three months ended September 30, 2009 and 2008 amounted to $449,333 and $373,847, respectively. For the three month periods ended September 30, 2009 and 2008 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses in the Group as well as the impact of timing and past operating profits (losses) on these matters.

September 30, 2009	U.S.	State	International	Total
Current	$-	$-	$548,690	$548,690
Deferred	$-	$-	$(99,357)	$(99,357)
Total	$-	$-	$449,333	$449,333

September 30, 2008	U.S.	State	International	Total
Current	$-	$-	$146,548	$146,548
Deferred	$-	$-	$227,299	$227,299
Total	$-	$-	$373,847	$373,847

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	September 30, 2009	September 30, 2008

Federal statutory tax rate	34%	34%
Decrease in rate resulting from:
Non US income taxed at different rates	(1)%	(1)%
	33%	33%
Temporary Difference	2%	44%
Effective Tax Rate	35%	77%

Deferred tax liability arises due to the following temporary differences:

	September 30, 2009	Future tax rate %	Deferred tax liability	June 30, 2009	Future tax rate %	Deferred tax liability
Owing by patients via ACFC	$(34,413,617)	30%	$(10,324,085)	$(28,861,821)	30%	$(8,658,546)
Provision DDR cancellation	18,634,670	30%	5,590,401	16,788,933	30%	5,036,680
Provision un-dispensed DDR medications	1,585,187	30%	475,556	1,259,512	30%	377,854
Accrued ACFC collection and commission	3,362,410	30%	1,008,723	2,755,635	30%	826,691
Provision for patient refund	139,663	30%	41,899	120,720	30%	36,216
Unutilized tax losses	6,764,857	30%	2,029,457	5,663,851	30%	1,699,155
Amortization of patents	(2,416,213)	30%	(724,864)	(2,083,987)	30%	(625,196)
Impairment loss	6,160,770	30%	1,848,231	5,680,134	30%	1,704,040
Other miscellaneous	1,063,871	30%	319,161	937,806	30%	281,354
Total	$881,598	30%	$264,479	$2,260,783	30%	$678,248

14.	OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at September 30, 2009 and June 30, 2009 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2008	$6,972,500
Change for year ended June 30, 2009	(6,018,555)
Balance at June 30, 2009	953,945
Change for three months ended September 30, 2009	1,179,276
Balance at September 30, 2009	$2,133,221

The change for the three months ended September 30, 2009 is primarily attributable to the appreciation in the Australian dollar against the US dollar from the closing rate of A$:US$ 1:0.80480 for the year ended June 30, 2009 to A$:US$ 1:0.87290 for the three-month period ended September 30, 2009.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE INFORMATION CONTAINED IN THE FINANCIAL STATEMENTS OF THE COMPANY AND THE NOTES THERETO APPEARING ELSEWHERE HEREIN AND IN CONJUNCTION WITH THE MANAGEMENT’S DISCUSSION AND ANALYSIS SET FORTH IN THE COMPANY’S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED JUNE 30, 2009.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to accounts receivable reserves, provisions for impairment losses of affiliated companies and other intangible assets, income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

INCOME TAXES   Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The income tax rates imposed by the taxing authorities vary.  Taxable income may vary from pre-tax income for financial accounting purposes.  There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only as to nominal rates, but also in terms of available deductions, credits and other benefits.  Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 (ASC 740) “Accounting for Income Taxes.”

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

CURRENCY CONVERSION   As of September 30, 2009 and 2008, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (A$). Such financial statements were translated into US Dollars ($) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation”, with the Australian Dollar as the functional currency. In accordance with the Statement, all assets and liabilities were translated at the exchange rate (A$1 = US$0.87290) as of September 30, 2009, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income”.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Results of operations:

	Three Months ended September 31,	Three Months ended September 31,
	2009	2008
Revenue	100%	100%
Cost of revenue	22.7%	22.5%
Gross profit	77.3%	77.5%
Selling, general and administrative expenses	67.4%	73.7%
Other income and expenses	(1.0)%	(0.1)%
Discontinued operations	(0.2)%	(0.6)%
Income before income tax	8.7%	3.1%
Income tax expenses	3.1%	2.4%
Net income	5.6%	0.7%

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had total liabilities of $31,975,767, including unearned revenue of $7,983,157, and we had a positive net worth of $20,106,443. As of June 30, 2009, we had total liabilities of $29,668,233, including unearned revenue of $8,003,468, and we had a positive net worth of $18,110,615.   The predominant reason for the significant increase in the net worth of the Company between June 30, 2009 and September 30, 2009 is due to a significant appreciation in the A$ exchange rate as compared to the US$ exchange rate.

Our aggregate cash balances as at September 30, 2009 were $344,270, our inventory was $897,671, and our net receivables were approximately $27.6 million. These receivables are due on average within 90-180 days. We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months.  This forecast is based on the significant positive cash flow from operating activities generated by the Company over the past 3 months.

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

The Company borrowed A$2.4 million from St George Bank Limited in December 2008 comprising a A$1.9 million term facility and a A$500,000 overdraft facility. The loan is secured by a first ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The term facility is a commercial bill acceptance/discount facility whereby the Company regularly discounts bills with the bank at the prevailing interest rate plus a margin of 1.65%. The average all-up cost of this facility during the period was 5.26%. On each rollover the interest rate is reset.    The loan is due for repayment in December 2011, however the Company is required to make principal repayments of A$50,000 per month during each month of the term.  As at September 30, 2009, the total outstanding under the facility was A$1,774,967.

The Company borrowed a further A$1 million from Secare Health Centre Pty Limited (“Secare”) in December 2008.  Secare is controlled by the company’s chief executive officer and founder, Jack Vaisman and the Company has subsequently borrowed a further A$4,281,489 from Secare. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan attracts an interest cost of 10% per annum.  No repayment of this loan has been made up to September 30, 2009.  The loan is due for repayment in December 2011.

The loans referred to above were provided to repay the ANZ facility, to fund expansion into the United Kingdom and to meet operational expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008

Revenue. Revenue was $14,507,711 in the three months ended September 30, 2009, compared to $15,944,448 in the three months ended September 30, 2008, a decrease of $1,436,737, or  9%.  The decrease in the three-month period ended September 30, 2009 is primarily attributable to the depreciation in the Australian dollar against the US dollar from the rate of A$:US$ 1:0.89174 for the three-month period ended September 30, 2008 to A$:US$ 1:0.83244 for the three-month period ended September 30, 2009.  Revenue in Australian dollars was A$17,427,936 in the three months ended March 31, 2009 compared to A$17,880,153 in the three months ended September 30, 2008, an decrease of A$452,217 or 2.5%.  We attribute this decrease primarily to the decrease in the number of patients purchasing our programs which is due to difficult economic conditions and a reduction in the advertising and promotion of our programs in Australia during the relevant period.

Our unearned revenue as at September 30, 2009 was $7,983,157 compared to $6,476,016 as at September 30, 2008. The gross increase in unearned revenue from the three months ended September 30, 2008 to the three months ended September 30, 2009 was $1,507,141, or an increase of 23.2%. The increase in unearned revenue in the three-month period is primarily attributed to the increase in weighted average program length of treatment programs during the quarter ended September 30, 2009.

Revenue in our PE treatments has increased by $2,619,643 or 34.9% to $10,119,678, and revenue in our ED treatments decreased by $3,501,986 or 44.7% to $4,327,937, in the three months ended September 30, 2009, compared to the three months ended September 30, 2008. We attribute the increase in revenue in our PE treatments to the increase in the number of sales per patient along with the higher sales price of the treatment programs sold. Revenue in our prostate treatments has decreased by $409,296 or 79.8%, to $103,460, in the three months ended September 30, 2009, compared to the three months ended September 30, 2008. We attribute the decrease in revenue in our prostate treatments to decreases in the number of patients. We attribute the decrease in revenue in our ED treatments to the decrease in the number of patients as well as the depreciation in Australian dollar against the US dollar.

Revenue in our Australian operations was $11,675,252 in the three months ended September 30, 2009, compared to $15,407,506 in the three months ended September 30, 2008. Compared to the same period in the previous year, there is a decrease of $3,732,254, or 24.2%, in the three months ended September 30, 2009. The decrease in the three-month period ended September 30, 2009 is primarily attributable to the decrease in the number of patients purchasing our programs which is due to difficult economic condition and a reduction in the advertising and promotion of our programs in Australia during the relevant period.

Revenue in our UK operations was $2,627,632 in the three months ended September 30, 2009, compared to $149,412 in the three months ended September 30, 2008.  The Company’s UK operation started its business activities in September 2008.

Cost of Revenue. Cost of revenue was $3,291,231 in the three months ended September 30, 2009, compared to $3,591,200 in the three months ended September 30, 2008. The increase in cost of revenue was attributable to an increase in the medication cost incurred by AMI Australia and AMI’s UK operation. As a percentage of revenue, cost of revenue was 22.7% in the three months ended September 30, 2009, compared to 22.5% in the three months ended September 30, 2008.  The stable cost of revenue percentage in 2009 is primarily attributable to management’s efforts to address operation performance and control its costs.

Gross Profit. Gross profit was $11,126,480 in the three months ended September 30, 2009, compared to $12,353,248 in the 2008 comparable period. As a percentage of revenue, gross profit decreased to 77.3% in the quarter ended September 30, 2009 from 77.5% in the 2008 quarter. The stable gross profit percentage in 2009 is primarily attributable to management’s efforts to address operation performance and control its costs.

Gross profit in our UK operations was $1,967,813 in the three months ended September 30, 2009, compared to $15,035 in the three months ended September 30, 2008.  The Company’s UK operation started its business activities in September 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $9,774,975 in the three months ended September 30, 2009, compared to $11,753,265 in the three months ended September 30, 2008. As a percentage of revenue, selling, general and administrative expenses decreased to 67.4% in the three months ended September 30, 2009 from 73.7% in the three months ended September 30, 2008. The decrease in the three months ended September 30, 2009 is primarily attributable to management’s efforts to address operation performance which significantly reduced advertising expenses and staff costs.

Selling, general and administrator expenses in our UK operations was $2,144,635 in the three months ended September 30, 2009, compared to $524,021 in the three months ended September 30, 2008.  The Company’s UK operation started its business activities in September 2008.

Other Income. Other income and expenses was ($152,286) in the three months ended September 30, 2009, compared to ($16,489) in the three months ended September 30, 2008. As a percentage of revenue, other income and expenses was (1.0%) in the three months ended September 30, 2009 and (0.1%) in the three months ended September 30, 2008.  The 0.9% increase in the other income and expenses in 2009 is primarily attributable to the increase in interest expenses, following the increase in interest bearing borrowings.

Net Income Before Income Tax and Income Tax Expenses. Net income before income tax was $1,265,885 in the three months ended September 30, 2009, compared to $488,493 in the three months ended September 30, 2008. This increase was primarily attributable to the significant decrease in selling, general and administrative expenses as a percentage of revenue in the three months ended September 30, 2009 as well as the improvement in the UK operations for the relevant period.

Income tax expenses were $449,333 in the three months ended September 30, 2009 compared to $373,847 in the three months ended September 30, 2008. As a percentage of revenue, income tax expense increased to 3.1% in the three months ended September 30, 2009 from 2.4% in the three months ended September 30, 2008. This increase is attributable to the decrease in selling, general and administrative expenses.

Net Income. Net income was $816,552 in the three months ended September 30, 2009, compared to $114,646 in the three months ended September 30, 2008. This increase in the 2009 quarter compared to the 2008 quarter is attributable to the significant decrease in selling, general and administrative expenses as a percentage of revenue for the three-month period ended September 30, 2009 as well as the improvement in the UK operations for the relevant period.

Net income in our Australian operations was $1,030,471 in the three months ended September 30, 2009, compared to $876,185 in the three months ended September 30, 2008. The increase is primarily attributable to the decrease in selling, general and administrative expenses in the three months ended September 30, 2009.

Net loss in our UK operations was $176,824 in the three months ended September 30, 2009, compared to $508,986 in the three months ended September 30, 2008.  The decrease is primarily attributable to the UK operations being in a loss making start up period during the period ending September 30, 2008 and the improvement in operating performance in the UK operation during the three months ended September 30, 2009.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information

ITEM 4T.   CONTROLS AND PROCEDURES

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

ITEM 1A.   RISK FACTORS

There have been no material changes in our business, operations or prospects that would require a change to the Risk Factor disclosure included in our most recent Annual Report on Form 10-K for the year ended June 30, 2009 that have not already been disclosed.

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

Date: November 23, 2009	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13A-14(A)/15D-14(A) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).