Form 10-Q
period 2009-12-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2010-03-04
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended December 31, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number: 000-29531

ADVANCED MEDICAL INSTITUTE INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	88-0409144
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Level 4, Terrace Tower, 80 William Street Sydney, NSW 2011 Australia
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

There were 53,507,450 shares of the Registrant’s Common Stock issued and outstanding on February 24, 2010.

TABLE OF CONTENTS

PART I -   FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	As at
	December 31, 2009	June 30, 2009
ASSETS
CURRENT ASSETS
Cash & cash equivalents	$218,420	$295,245
Receivables, net	22,728,548	24,021,361
Receivables due from related parties	348,699	428,525
Inventory	937,433	911,405
Other assets	1,147,977	1,014,424
TOTAL CURRENT ASSETS	25,381,077	26,670,960

NON-CURRENT ASSETS
Security deposits	198,159	181,584
Property and equipment, net	1,709,898	1,630,979
Assets related to discontinued operations	296,553	289,977
Deferred tax assets	281,665	678,270
Intangible assets, net	19,651,924	18,327,078
TOTAL NON-CURRENT ASSETS	22,138,199	21,107,888

TOTAL ASSETS	$47,519,276	$47,778,848

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Unearned revenue	$7,146,073	$8,003,468
Accounts payable & accrued expenses	17,420,644	15,852,436
Payables due to related parties	106,596	278,737
Interest bearing liabilities – current	714,853	1,083,908
Liabilities related to discontinued operations	4,532	4,100
TOTAL CURRENT LIABILITIES	25,392,698	25,222,649

NON-CURRENT LIABILITIES
Interest bearing liabilities - non-current	630,969	642,453
Payable due to related parties	5,360,693	3,803,131
TOTAL NON-CURRENT LIABILITIES	5,991,662	4,445,584

TOTAL LIABILITIES	31,384,360	29,668,233

Commitments & Contingency

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 90,000,000 shares authorized, 53,507,450 issued and outstanding as at December 31, 2009 and June 30, 2009	53,507	53,507
Additional paid in capital	24,149,420	24,149,420
Other comprehensive loss	2,408,921	953,945
Accumulated deficit	(10,476,932)	(7,046,257)
TOTAL STOCKHOLDERS’ EQUITY	16,134,916	18,110,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,519,276	$47,778,848

 The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2009	2008	2009	2008

NET REVENUE	$6,363,028	$13,210,997	$20,870,739	$29,155,445

COST OF REVENUE	(2,392,886)	(2,789,937)	(5,684,117)	(6,381,137)

GROSS PROFIT	3,970,142	10,421,060	15,186,622	22,774,308

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	(8,025,415)	(9,800,763)	(17,800,390)	(21,554,028)

OPERATING INCOME/(LOSS)	(4,055,273)	620,297	(2,613,768)	1,220,280

OTHER INCOME AND (EXPENSE)
Bank interest	2,262	8,119	3,998	42,729
Other income (expense)	26	(2,105)	26	18,541
Interest expense	(172,497)	(58,335)	(326,519)	(130,080)

TOTAL OTHER EXPENSES	(170,209)	(52,321)	(322,495)	(68,810)

INCOME/(LOSS) FROM CONTINUED OPERATIONS	(4,225,482)	567,976	(2,936,263)	1,151,470

DISCONTINUED OPERATIONS
Gain on disposal of subsidiary (including income from discontinued operation)	-	119,677	-	119,677
Loss from discontinued operations	(12,043)	(138,280)	(35,377)	(233,281)
Total loss from discontinued operations	(12,043)	(18,603)	(35,377)	(113,604)

INCOME/(LOSS) BEFORE INCOME TAXES	(4,237,525)	549,373	(2,971,640)	1,037,866

INCOME TAX EXPENSE	(9,702)	(162,440)	(459,035)	(536,287)

NET INCOME (LOSS)	(4,247,227)	386,933	(3,430,675)	501,579

Other Comprehensive item - Foreign currency translation income (loss)	275,700	(4,660,654)	1,454,976	(9,515,476)

Net Comprehensive Income (loss)	$(3,971,527)	$(4,273,721)	$(1,975,699)	$(9,013,897)

Earnings per common share, basic & diluted	$(0.08)	$0.01	$(0.06)	$0.01

Weighted average number of shares, basic & diluted	53,507,450	53,507,450	53,507,450	53,507,450

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended December 31,
	2009	2008

Cash Flows from Operating Activities

Receipts from Customers	$15,562,761	$21,177,500
Interest Received	3,998	42,729
Payment to Suppliers & Employees	(15,486,520)	(21,613,500)
Interest Paid	(92,871)	(130,080)
Income Tax Paid	-	(101,400)
Net cash used in operating activities of continued operations	(12,632)	(624,751)
Net cash provided by (used in) discontinued operations	8,376	(110,643)
Net cash used in operating activities	(4,256)	(735,394)

Cash Flows from Investing Activities

Loans to related entities	-	(1,264,699)
Proceeds from Sale of Investment	-	250,368
Purchase of Property, Plant & Equipment	(12,707)	(285,638)
Purchase of Intangible Assets	(24,948)	(34,635)

Net cash used in investing activities	(37,655)	(1,334,604)

Cash Flows From Financing Activities
Proceeds from Borrowings	913,920	3,529,040
Repayment of Borrowings	(555,463)	(2,234,369)

Net cash provided by financing activities	358,457	1,294,671

Net increase (decrease) in cash and cash equivalents	316,546	(775,327)
Effect of exchange rate on cash	(393,371)	(1,017,334)
Cash and cash equivalents at beginning of period	295,245	3,127,029

Cash and cash equivalents at end of period	$218,420	$1,334,368

The accompanying notes are an integral part of these unaudited financial statements.

ITEM 1.   FINANCIAL STATEMENTS (CONTINUED)

ADVANCED MEDICAL INSTITUTE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(CONTINUED)

	Six Months Ended December 31,
	2009	2008

Reconciliation of Cash & Cash Equivalents

Cash & cash equivalents at the end of financial period as shown in the Statement of Cash Flows is reconciled to the related items in the Consolidated Balance Sheets as follows:

Cash & Cash Equivalents	$218,420	$1,334,368

Reconciliation of Cash Flow from Operations with Profit from Ordinary Activities after Income Tax
Net Income	$(3,430,675)	$501,579

Non-Cash Flows in Profit from Ordinary Activities
Depreciation and amortization	804,790	798,927
Provision for doubtful accounts	7,445,091	3,170,063
Gain on disposal of investments	-	(119,677)

Changes in Assets and Liabilities
(Increase) Decrease in inventories	72,087	(502,992)
Increase in receivables	(3,514,651)	(8,611,531)
(Decrease) Increase in unearned revenue	(1,691,398)	600,883
(Decrease) Increase in payables	(230,069)	3,161,964
Increase in provisions for compensated absences	69,894	143,842
Increase in deferred tax liabilities	459,035	855,058
Increase in security deposit	3,264	(70,096)
Decrease in income tax payable	-	(552,771)

Net cash used in operating activities of continued operations	(12,632)	(624,751)
Net cash provided by (used in) operating activities of discontinued operations	8,376	(110,643)
Net cash used in operating activities	$(4,256)	$(735,394)

Supplemental Cash Flow Disclosures:
Interest paid	$92,871	$130,080

Income tax paid	$-	$233,604

Non-Cash Investing/Financing Activities:
Assets acquired under capital leases	$-	$114,656

The accompanying notes are an integral part of these unaudited financial statements.

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009

1.	NATURE OF BUSINESS

Nature of Business

We were originally incorporated under the name of Hawksdale Financial Visions, Inc. on December 6, 1996 under the laws of the State of Nevada. We were involved in the business of timeshares, but became dormant on March 31, 1997 and, until January 28, 2005, we were a “blank check” company with nominal assets. On October 15, 2004, we changed our name to “Advanced Medical Institute, Inc.” On March 21, 2005, we completed a Share Exchange Agreement with Advanced Medical Institute Pty Limited, a privately owned Australian company (“AMI Australia”), whereby AMI Australia became our wholly-owned subsidiary. On November 17, 2005, we entered into a Share Exchange Agreement with PE Patent Holdco Pty Limited, a privately owned Australian company (“PE Patent Holdco”), whereby PE Patent Holdco became our wholly-owned subsidiary. On September 8, 2006, we entered into a Share Exchange Agreement with Worldwide PE Patent Holdco Pty Limited (ACN 117 157 727), a privately owned Australian company (“Worldwide PE”), whereby Worldwide PE became our wholly-owned subsidiary.

Business Overview

AMI is a service provider company that arranges for patients with sexual dysfunction and prostate problems in Australia, New Zealand and the United Kingdom to be provided with medical services, pharmaceuticals and associated clinical support services.

For our fiscal year ended June 30, 2009, AMI’s revenues were approximately $53.4 million.

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

In June 2009, the FASB issued SFAS No.167, Consolidation of Variable Interest Entities , which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This standard will be effective for us on July 1, 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05, which amends Accounting Standards Codification ( “ ASC ” ) Topic 820, Measuring Liabilities at Fair Value , which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard became effective for us on October 1, 2009.

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

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements”, now codified under FASB ASC Topic 605, “Revenue Recognition”, (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Management is currently evaluating the potential impact of ASU2009-13 on our financial statements.

 In October, 2009, the FASB issued ASU 2009-15, “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing”, now codified under FASB ASC Topic 470 “Debt”, (“ASU 2009-15”), and provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. Management is currently evaluating the potential impact of ASU 2009-15 on our financial statements.

In December, 2009, under FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

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

At December 31, 2009 and June 30, 2009, intangibles were as follows:

Intangibles	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Net Carrying Amount December 31, 2009	Net Carrying Amount June 30, 2009

Amortized intangibles:
Australian Patents	$5,897,631	$(1,300,369)	$-	$4,597,262	$4,284,773

Worldwide Patents	4,465,496	(801,847)	(1,529,300)	2,134,349	2,011,523

Intellectual Property	18,068,593	(3,143,153)	(5,505,488)	9,419,952	8,865,082

Computer Software	552,826	(389,180)	-	163,646	158,883

Unamortized intangibles:
Intellectual Property	3,336,715	-	-	3,336,715	3,006,817

	$32,321,261	$(5,634,549)	$(7,034,788)	$19,651,924	$18,327,078

The Company assigned an 18-year life to the patents that are held by Worldwide PE Patent and a 19-year life to the patents that are held by PE Patent Holdco.

The exchange rate used at June 30, 2009 was A$1.00 = US$0.8048, and the rate used at December 31, 2009 was A$1.00 = US$0.8931. The strengthening Australian dollar against the U.S. dollar from June 30 to December 31, 2009 caused the net book value of intangible assets to increase, notwithstanding the addition to accumulated amortization.

For intellectual property, the Company assigned an 18 year life to the intellectual property that arose from Worldwide PE Patent, a 19 year life to the intellectual property that arose from PE Patent Holdco, and indefinite life to the intellectual property that arose from IMT.

Computer software was assigned a 3-year life.

Amortization expense from continuing operations for the three months ended December 31, 2009 and 2008 were $664,753 and $714,611, respectively. The Company expects the amortization expenses for the next five fiscal years to be as follows:

Fiscal Year Ending June 30,	Annual Amount

2011	$1,330,000
2012	$1,330,000
2013	$1,330,000
2014	$1,330,000
2015	$1,330,000

5.	OTHER ASSETS

Following is the summary of other current assets as of December 31, 2009 and June 30, 2009.

	December 31	June 30
Bank guarantees	$224,235	$206,863
Advances and prepayments	8,988	42,640
Other receivables	10,137	9,134
Other debtors	904,617	755,787

Total	$1,147,977	$1,014,424

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment comprised of the following as of December 31, 2009 and June 30, 2009:

	December 31	June 30

Leasehold improvements	$649,009	$590,908
Less: Accumulated depreciation	105,088	62,258
	543,921	528,650

Motor Vehicles	83,489	75,235
Less: Accumulated Depreciation	47,045	38,966
	36,444	36,269

Office Furniture & Equipment	1,399,153	1,217,911
Less: Accumulated Depreciation	400,160	289,911
	998,993	928,000

Computer Hardware	461,667	413,800
Less: Accumulated Depreciation	371,246	315,635
	90,421	98,165

Low Value Pooled Fixed Assets	196,700	173,057
Less: Accumulated Depreciation	156,581	133,162
	40,119	39,895

Total Property, Plant and Equipment, net	$1,709,898	$1,630,979

Included in property, plant and equipment are assets of approximately $543,555 and $489,814, as of December 31, 2009 and June 30, 2009, that are leased under non-cancellable leases and accounted for as capital leases, which expire through October 2013. The accumulated depreciation included in the property and equipment for these leases is approximately $146,255 and $102,469 as of December 31, 2009 and June 30, 2009, respectively.

7.	INTEREST BEARING LIABILITIES

Interest bearing liabilities comprised of the following as of December 31, 2009 and June 30, 2009:

	December 31	June 30
Current, as of the period ended
Capitalized lease liability	$191,796	$165,533
Secured loan (1)	523,057	918,375
	$714,853	$1,083,908

Non-current, as of the period ended
Capitalized lease liability	$137,888	$212,720
Secured loan (1)	493,081	429,733
Total non-current	$630,969	$642,453

(1) The Company borrowed A$2.4 million from St George Bank Limited in December 2008 comprising a A$1.9 million term facility and a A$500,000 overdraft facility. The loan is secured by a first ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The term facility is a commercial bill acceptance/discount facility whereby the Company regularly discounts bills with the bank at the prevailing interest rate plus a margin of 1.65%. The average all-up cost of this facility during the six months ended December 31, 2009 was 5.26%. On each rollover date the interest rate is reset.  The loan is due for repayment in December 2011, however the Company is required to make principal repayments of A$50,000 per month during each month of the term.  As at December 31, 2009, the total outstanding under the facility was A$1,640,994.

The interest bearing liabilities require monthly payments of principal and interest at a per annum interest rate ranging from 5.26% to 14.17%. Interest expense on the interest bearing liabilities amounted to $326,519 and $130,080 for the six month periods ended December 31, 2009 and 2008, respectively.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2009 and June 30, 2009 are summarized as follows:

	December 31	June 30

Bank overdraft	$570,696	$481,319
Accounts payable	9,005,760	8,642,972
Accrued salaries	617,342	480,436
Accrued professional fees	42,422	60,360
Other current liabilities	1,342,674	1,087,589
Accrued DDR medication cost	1,479,867	1,259,512
Accrued DDR sales commission	1,570,070	1,377,818
Accrued DDR collection fee	1,570,070	1,377,818
Provision for patient refund	80,379	120,720
Accrued compensated absences	1,141,364	963,892
Total	$17,420,644	$15,852,436

9.	LEGAL PROCEEDINGS

As of December 31, 2009, there was no litigation pending or threatened by or against the Company or any of its direct or indirect subsidiaries other than AMI Australia. AMI Australia currently is involved in the following litigation and administrative matters:

On October 25, 2006, Bade Medical Institute Pty Limited, Mr. David Wade, Mr. Buddy Beani and others (collectively “Bade”) applied for Trade Mark No. 114322021 in respect of the words “AMI Nasal Spray.” AMI Australia lodged an objection to the registration of that application with IP Australia on June 21, 2007 and that application was subsequently refused.  On December 13, 2007, AMI Australia commenced proceedings in the Federal Court of Australia Sydney Registry against Bade alleging Bade was infringing upon AMI Australia’s trademarks and other intellectual property rights. On December 19, 2007, Bade consented to orders that Bade transfer ownership of certain domain names and telephone numbers to AMI Australia and consented to orders that Bade would not use certain names which contained the word AMI.  Bade appears to have ceased operation since the orders were obtained and has transferred the required names to AMI Australia. AMI subsequently applied for final orders and damages against Bade and final hearing of this matter concluded on September 2, 2009.  On December 4, 2009 the court found in favor of AMI Australia. The court allowed AMI Australia’s application, held that Bade contravened sections 52 an 53 of the Trade Practices Act and passing off, held that AMI Australia was entitled to a remedy of $220,000 from Bade, awarded costs in favor of AMI Australia and held that Mr and Mrs Wade were liable to pay interest to AMI Australia on the amount awarded to AMI Australia. Mr & Mrs Wade appealed this decision on January 27, 2010 and Dr Beani appealed this decision on January 29, 2010. The core claim in the appeal is that Mr Wade was medically unfit to give evidence in the matter and this fundamentally affected their defence.

On June 12, 2009, AMI Australia obtained an interlocutory injunction from the Supreme Court of New South Wales preventing Fairfax Media Publications Limited (“Fairfax”) from publishing information which AMI Australia alleges was disclosed to Fairfax in breach of a duty of confidence owed to AMI Australia.  Final hearing of this matter commenced on October 26, 2009 but was unable to be concluded by October 28, 2009, the final scheduled date for the hearing of the matter. The court has ordered AMI Australia to lodge written submissions by March 10, 2009, with final oral submissions to be heard on March 19, 2009. AMI Australia’s interlocutory injunction has been extended until that date.

10.	LEASE COMMITMENTS

The Company is party to long-term, non-cancellable operating leases for its administrative offices and clinic locations. The future aggregate minimum annual lease payments arising from these leases are as follows:

December 31

Due during the period ended,

2011	536,361
2012	454,078
2013	360,621
2014	310,544
2015	302,357
2016	302,357

$2,266,318

Rent paid for the six month periods ended December 31, 2009 and 2008 were $698,405 and $582,435, respectively.

11.	DISCONTINUED OPERATION

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

Loss from the discontinued operation of AMI Japan during the period ended December 31, 2009 was $24,615.

The capital contributed to AMI Japan of $211,311 has been classified as assets pending sale on the accompanying consolidated balance sheet as of December 31, 2009.

Following is the summary of net assets held as of December 31 and June 30, 2009:

	December 31	June 30
Assets
Cash and cash equivalents	$742	$1,704
Other current assets	90,644	84,005
Property, Plant & Equipment, net	123,439	126,552
Intangible assets	994	3,837
Total Assets	215,819	216,098
Liabilities
Accounts payable and accrued expense	4,508	4,078

Total Liabilities	4,508	4,078

Net Assets Held for disposal	$211,311	$212,020

The components of loss from operations related to the entity held for disposal for the periods ended December 31, 2009 and 2008 are shown below.

	December 31, 2009	December 31, 2008
Net sales	$65,278	$38,034

Operating expenses
Selling, general and administrative	89,893	173,409
Total operating expenses	89,893	173,409

Loss from operations	(24,615)	(135,375)

Non-operating income (expenses)
Other income	-	17,516
Interest income	-	35

Net Loss before income tax	(24,615)	(117,824)

Provision for income tax	-	-

Net loss from entity held for disposal	$(24,615)	$(117,824)

AMI China

AMI China was a fully owned subsidiary of the Company.

During the second half of the last financial year, the operation of AMI China was wound down and discontinued due to unsatisfactory operating results.

Loss from the discontinued operation of AMI China during the period ended December 31, 2009 was US$10,762.

The capital contributed to AMI Japan of US$80,712 has been classified as assets pending sale on the accompanying consolidated balance sheet as of December 31, 2009.

Following is the summary of net assets held as of December 31 and June 30, 2009:

	December 31	June 30
Assets
Cash and cash equivalents	$13,511	$13,121
Other current assets	45,365	39,532
Property, Plant & Equipment, net	21,858	21,226
Total Assets	80,734	73,879
Liabilities
Accounts payable and accrued expense	24	22

Total Liabilities	24	22

Net Assets Held for disposal	$80,710	$73,857

 The components of loss from operations related to the entity held for disposal for the periods ended December 31, 2009 and 2008 are shown below.

	2009	2008
Net sales	$-	$5,148

Operating expenses
Selling, general and administrative	10,762	(120,606)
Total operating expenses	10,762	(120,606)

Net loss before income tax	(10,762)	(115,458)

Provision for Income tax	-	-

Net loss from entity held for disposal	$(10,762)	$(115,458)

12.	RELATED PARTY TRANSACTIONS

	December 31, 2009	June 30, 2009

Related party transactions comprised of the following:

Prostate Health Clinic Pty. Ltd. (an AU co.)
Relationship: Under common management control by Jack Vaisman
Receivable from this related party	1,908	1,719

Loan to affiliate in Indonesia	346,791	426,806

Receivable due from related parties - current	$348,699	$428,525

Peter Riley
Relationship: Director of AMI UK
Payable to this related party	70,872	73,513

Jacov Vaisman
Relationship: Director of AMI Inc.
Payable to this related party	-	173,032

Tony Khan
Relationship: Executive Vice President of AMI Inc.
Payable to this related party	35,724	32,192

Payable due to related parties - current	$106,596	$278,737

Secare Health Centre Pty Limited
Relationship: Under common management control by Jack Vaisman
Payable to this related party – non current	$5,360,693	$3,803,131

Total receivables due from related parties included in the Company’s balance sheets were $348,699 and $428,525, as of December 31, 2009 and June 30, 2009, respectively.

Total payables due to related parties included in the Company’s balance sheets were $5,467,289 as of December 31, 2009 and $4,081,868 as of June 30, 2009.

Receivables from related parties are unsecured, interest-free, and due on demand.

Payables to related parties are as follows:

The Company borrowed A$1.0 million from Secare Health Centre Pty Limited (“Secare”) in November 2008.  Secare is controlled by the Company’s chief executive officer and founder, Jack Vaisman. The Company subsequently borrowed a further A$4,631,489 from Secare. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan bears interest at a rate of 10% per annum.  No repayment of this loan has been made as at December 31, 2009.  The loan is due for repayment in December 2011.

13.	INCOME TAXES

Total income tax expense for the six months ended December 31, 2009 and 2008 amounted to $459,035 and $536,287, respectively. For the six month period ended December 31, 2009 and 2008 there is a difference of 1% between the Australian federal statutory tax rate and the effective tax rate. This difference is due to the domicile of operating profits and losses  as well as the impact of timing and past operating profits (losses) on these matters.

December 31, 2009	U.S.	State	International	Total
Current	$-	$-	$255,932	$255,932
Deferred	$-	$-	$203,103	$203,103
Total	$-	$-	$459,035	$459,035

December 31, 2008	U.S.	State	International	Total
Current	$-	$-	$423,816	$423,816
Deferred	$-	$-	$112,471	$112,471
Total	$-	$-	$536,287	$536,287

Reconciliation of the differences between the statutory U.S. Federal income tax rate and the effective rate is as follows:

	December 31,
	2009	2008

Federal statutory tax rate	34%	34%
Decrease in rate resulting from:
Non-US income taxed at different rates	(1)%	(1)%
	33%	33%
Temporary Difference	21%	5%
Effective Tax Rate	54%	38%

Deferred tax liability arises due to the following temporary differences:

	December 31, 2009	Future tax rate %	Deferred tax liability	June 30, 2009	Future tax rate %	Deferred tax liability
Owing by patients via ACFC	$(35,268,470)	30%	$(10,580,541)	$(28,861,821)	30%	$(8,658,546)
Provision DDR cancellation	19,708,930	30%	5,912,679	16,788,933	30%	5,036,680
Provision un-dispensed DDR medications	1,479,867	30%	443,960	1,259,512	30%	377,854
Accrued ACFC collection and commission	3,140,140	30%	942,042	2,755,635	30%	826,691
Provision for patient refund	80,380	30%	24,114	120,720	30%	36,216
Unutilized tax losses	7,038,387	30%	2,111,516	5,663,851	30%	1,699,155
Amortization of patents	(2,631,617)	30%	(789,485)	(2,083,987)	30%	(625,196)
Impairment loss	6,303,340	30%	1,891,002	5,680,134	30%	1,704,040
Other miscellaneous	1,087,927	30%	326,378	937,806	30%	281,354
Total	$938,884	30%	$281,665	$2,260,783	30%	$678,248

14.	OTHER COMPREHENSIVE INCOME (LOSS)

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2009 and June 30, 2009 are as follows:

Accumulated Other Comprehensive Income
Balance at June 30, 2008	$6,972,500
Change for year ended June 30, 2009	(6,018,555)
Balance at June 30, 2009	953,945
Change for six months ended December 31, 2009	1,454,976
Balance at December 31, 2009	$2,408,921

The change for the six months ended December 31, 2009 is primarily attributable to the appreciation in the Australian dollar against the US dollar from the closing rate of A$:US$ 1:0.80480 as at June 30, 2009 to A$:US$ 1:0.89310 as at December 31, 2009.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's financial statements and the notes to those financial statements appearing elsewhere in this quarterly report on Form 10-Q as well as  the Company’s annual report on Form 10-K for the year ended June 30, 2009.

Preliminary Note Regarding Forward-Looking Statements

The statements contained in this quarterly report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These include statements about the our expectations, beliefs, intentions or strategies for the future and may be indicated by words or phrases such as “anticipate,” “expect,” “intend,” “plan,” “will,” “believes,”  and similar words or phrases. The forward-looking statements are based on the Company’s current expectations and are subject to certain risks, uncertainties and assumptions that could cause our actual results in future periods to differ materially from those projected or contemplated in the forward-looking statements.  All forward-looking statements included in this document are based on information available to us on the date of this quarterly report and we assume no obligation to update any forward-looking statements.

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

Business Overview

AMI is a service provider company that arranges for patients with sexual dysfunction and prostate problems in Australia, New Zealand and the United Kingdom to be provided with medical services, pharmaceuticals and associated clinical support services.  Principal treatments are for premature ejaculation ("PE") and erectile dysfunction ("ED").

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

The following critical accounting policies have been used in the preparation of our consolidated financial statements:

Revenue Recognition.    Sales are recorded as unearned revenue when the sales contracts are executed and the term of the contract exceeds three months. Up to three months medication is delivered to the patient upon the signing of a contract. Generally the terms of the sales contracts are up to one year, but they can be for longer periods of time. The unearned revenue arising from the contracts that exceed three months is then amortized, on a straight-line basis, into income during the approximated composite remaining medication delivery period. This approximated composite is an estimate that may vary from period to period.

Allowance for Doubtful Accounts.  We evaluate the collectibility of our trade receivables based on a combination of factors. We regularly analyze our significant customer accounts and, when we become aware of a specific customer’s inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer’s ability to pay for our services, we record a specific reserve for bad debt to reduce the related receivable to the amount we reasonably believe is collectible. The allowances are calculated based on detailed review of certain individual customer accounts, historical rates and an estimation of the overall economic conditions affecting our customer base.

Long-lived Assets.   Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (ASC 360), “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144 (ASC 360). SFAS 144 (ASC 360) requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal.

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Results of operations:

	Three Months ended December 31,		Six Months ended December 31,
	2009	2008	2009	2008
Revenue	100%	100%	100%	100%
Cost of revenue	37.6%	21.1%	27.2%	21.9%
Gross profit	62.4%	78.9%	72.8%	78.1%
Selling, general and administrative expenses	126.1%	74.2%	85.3%	73.9%
Other income and expenses	(2.7)%	0.5%	(1.5)%	0.2%
Discontinued operation	(0.2)%	(1.0)%	(0.2)%	(0.8)%
Income before income tax	(66.6)%	4.2%	(14.2)%	3.6%
Income tax expenses	0.1%	1.3%	2.2%	1.9%
Net income	(66.7)%	2.9%	(16.4)%	1.7%

LIQUIDITY AND CAPITAL RESOURCES

We manage our cash so we are able to meet the obligations of our business, while maintaining financial liquidity and flexibility. We forecast, analyze and monitor our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

Our primary sources of liquidity are cash and cash flows from operations. Our aggregate cash balances as at December 31, 2009 were $218,420 and our net receivables were approximately $22.7 million. Our receivables are due on average within 90-180 days. Our accounts payable have increased from $15.8 million at June 30, 2009 to $17.4 million at December 31, 2009.

Net cash used in operating activities was $(4,256) in the six months ended December 31, 2009, compared to $(735,394) in the six months ended December 31, 2008, representing a decrease of $721,138 or  98%.  The decrease in net cash used in operating activities was commensurate with the decrease in fewer patients purchasing our programs as a result of difficult economic conditions and a reduction in the advertising and promotion of our programs in Australia during the six months ended December 31, 2009.

Net cash used in investing activities was $(937,655) for the six months ended December 31, 2009, compared to $(1,334,604) for the six months ended December 31, 2008. This increase results primarily from a reduction on funding invested into our UK operation.

Net cash provided by financing activities was $358,457 for the six months ended December 31, 2009, compared to $1,294,671 for the six months ended December 31, 2008. This decrease is attributable to the reduction in new loans obtained during the six months ended December 31, 2009.  We obtained a term facility of A$1.9 during the six months ended December 31, 2008.

We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months. However, there is some uncertainty associated with this forecast.  This forecast is based on the positive cash flow from operating activities over the past six months. If our actual results over the next six months are materially worse than the forecast, then it is possible that we would need to raise funds through borrowings or capital raisings. In such event, there could be no assurance as to whether we could obtain any such financing or, if successful, what the terms might be.

In the event that we were to expand our business, we would need to raise debt or equity in order to finance any expansion.  However, there can be no assurance that we could obtain sufficient funds from operations or from additional financing. Our access to additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient, and in such case, we may not be able to successfully obtain additional financing on favorable terms. This could restrict our ability to: (1) acquire new businesses or enter new markets, (2) service our existing debt, (3) make necessary capital investments, and (4) make other expenditures necessary for the ongoing conduct of our business.

We borrowed A$3 million from ANZ Nominees Limited in its capacity as custodian of the Professional Pensions PST in September 2006.  The outstanding balance of this loan was fully repaid in December 2008 using funds from the St George facility discussed below.

We borrowed A$2.4 million from St George Bank Limited in December 2008 comprising a A$1.9 million term facility and a A$500,000 overdraft facility. The loan is secured by a first ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The term facility is a commercial bill acceptance/discount facility whereby the Company regularly discounts bills with the bank at the prevailing interest rate plus a margin of 1.65%. The average all-up cost of this facility during the period was 5.26%. On each rollover the interest rate is reset.    The loan is due for repayment in December 2011, however the Company is required to make principal repayments of A$50,000 per month during each month of the term.  As at December 31, 2009, the total outstanding under the facility was A$1,640,994.

We borrowed A$1 million from Secare Health Centre Pty Limited (“Secare”) in December 2008.  Secare is controlled by our chief executive officer and founder, Jack Vaisman and the Company has subsequently borrowed a further A$4,631,489 from Secare. The loan is secured by a second ranking security interest in all of AMI Australia’s assets and undertakings (including its existing equity interests in PE Patent Holdco Pty Limited, Intelligent Medical Technologies Pty Limited and Advanced Medical Institute (NZ) Limited). The loan bears interest at 10% per annum.   The loan is due for repayment in December 2011.

The loans referred to above were provided to repay the ANZ facility, to fund expansion into the United Kingdom and to meet operational expenses.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2009 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2008

Revenue. Revenue was $20,870,739 in the six months ended December 31, 2009, compared to $29,155,445 in the six months ended December 31, 2008, representing a decrease of $8,284,706, or  28%.  This decrease in revenue was primarily due to  an increase in the  provision for doubtful accounts from $3,170,063 to $7,445,091 for the six months ended December 31, 2009 that mostly related to  our UK operations.
Our unearned revenue as at December 31, 2009 was $7,146,073 compared to $8,003,468 as at June 30, 2009. The gross decrease in unearned revenue from the six months ended December 31, 2008 to the six months ended December 31, 2009 was $857,395, or a decrease of 10.7%. The decrease in unearned revenue at December 31, 2009 is primarily attributed to fewer patients seeking new treatments  during the quarter ended December 31, 2009.

Revenue in our PE treatments has decreased by $4,209,424 or 26.8% to $11,513,709, and revenue in our ED treatments decreased by $3,351,738 or 26.8% to $9,165,652, in the six months ended December 31, 2009, compared to the six months ended December 31, 2008. We attribute the decrease in revenue in our PE and ED treatments to the decrease in the number of patients and the significant provision for doubtful debt on our UK operation. Revenue in our prostate treatments has decreased by $545,345 or 71.2%, to $220,345, in the six months ended December 31, 2009, compared to the six months ended December 31, 2008. We attribute the decrease in revenue in our prostate treatments to decreases in the number of patients.

Revenue in our Australian operations was $20,372,971 in the six months ended December 31, 2009, compared to $25,142,030 in the six months ended December 31, 2008. Compared to the same period in the previous year, there is a decrease of $4,769,059, or 18.9%, in the six months ended December 31, 2009. The decrease in the six-month period ended December 31, 2009 is primarily attributable to the decrease in the number of patients purchasing our programs which is due to difficult economic condition and a reduction in the advertising and promotion of our programs in Australia during the relevant period.

Cost of Revenue. Cost of revenue was $5,684,117 in the six months ended December 31, 2009, compared to $6,381,137 in the six months ended December 31, 2008. The decrease in cost of revenue was attributable to a decrease in the medication cost incurred by AMI Australia. As a percentage of revenue, cost of revenue was 27.2% in the six months ended December 31, 2009, compared to 21.9% in the six months ended December 31, 2008.  We attribute this increase primarily to the decrease in revenue during the relevant period being more than the decrease in related staff costs such as salaries of doctors, sales consultants and customer services.

Gross Profit. Gross profit was $15,186,622 in the six months ended December 31, 2009, compared to $22,774,308 in the 2008 comparable period. As a percentage of revenue, gross profit decreased to 72.8% in the quarter ended December 31, 2009 from 78.1% in the 2008 quarter. We attribute this decrease primarily to the increase in the percentage of cost of revenue to revenue during the relevant period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $17,800,390 in the six months ended December 31, 2009, compared to $21,554,028 in the six months ended December 31, 2008, representing a decrease of $3.7 million or 17%. This decrease was primarily due to less advertising. As a percentage of revenue, selling, general and administrative expenses increased to 85.3% in the six months ended December 31, 2009 from 73.9% in the six months ended December 31, 2008. We attribute this increase primarily to the decrease in revenue during the six months ended December 31, 2009being more than the decrease in selling, general and administrative expenses.

Other Income and (Expenses). Other income and expenses was net expenses of $322,495 in the six months ended December 31, 2009, compared to other net income of $50,867 in the six months ended December 31, 2008. As a percentage of revenue, other income and expenses was (1.5%) in the six months ended December 31, 2009 and 0.2% in the six months ended December 31, 2008.  The 1.7% decrease in the other income and expenses in six months ended December 31, 2009 is primarily attributable to the increase in interest expenses that resulted from additional borrowings and higher interest rates on our Australian dollar borrowings.

Net Income Before Income Tax and Income Tax Expenses. Net income before income tax was ($2,971,640) in the six months ended December 31, 2009, compared to $1,037,866 in the six months ended December 31, 2008. The decrease is primarily attributable losses generated in our UK operations in the six months ended December 31, 2009.

Income tax expenses were $459,035 in the six months ended December 31, 2009 compared to $536,287 in the six months ended December 31, 2008. As a percentage of revenue, income tax expense increased to 2.9% in the six months ended December 31, 2009 from 1.9% in the six months ended December 31, 2008. The increase is primarily attributable to the decrease in revenue in the six months ended December 31, 2009.

Net Income. Net income was ($3,430,675) in the six months ended December 31, 2009, compared to $501,579 in the six months ended December 31, 2008. The decrease in net income is primarily attributable to losses generated in our UK operations for the six months ended December 31, 2009.

Net income in our Australian operations was $1,050,550 in the six months ended December 31, 2009, compared to $1,237,646 in the six months ended December 31, 2008. The decrease is primarily attributable to the decrease in revenue in AMI Australia in the six months ended December 31, 2009.

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

Revenue. Revenue was $6,363,028 in the three months ended December 31, 2009, compared to $13,210,997 in the three months ended December 31, 2008, a decrease of $6,847,969, or  52%.   We attribute this decrease primarily to the decrease in the number of patients purchasing our programs which is due to difficult economic conditions and a reduction in the advertising and promotion of our programs in Australia during the relevant period and the significant provision for doubtful debt on our UK operation.

Our unearned revenue as at December 31, 2009 was $7,146,073 compared to $8,003,468 as at June 30, 2009. The gross decrease in unearned revenue from the three months ended December 31, 2008 to the three months ended December 31, 2009 was $857,395, or a decrease of 10.7%. The decrease in unearned revenue in the three-month period is primarily attributed to fewer new patients during the quarter ended December 31, 2009.

Revenue in our PE treatments has decreased by $4,700,957 or 77.8% to $1,343,510, and revenue in our ED treatments decreased by $1,963,126 or 28.7% to $4,888,236, in the three months ended December 31, 2009, compared to the three months ended December 31, 2008. We attribute the decrease in revenue in our PE and ED treatments to the decrease in the number of patients and the significant provision for doubtful debt on our UK operation. Revenue in our prostate treatments has decreased by $409,302 or 77.8%, to $116,885, in the three months ended December 31, 2009, compared to the three months ended December 31, 2008. We attribute the decrease in revenue in our prostate treatments to decreases in the number of patients.

Revenue in our Australian operations was $8,697,719 in the three months ended December 31, 2009, compared to $9,734,524 in the three months ended December 31, 2008. Compared to the same period in the previous year, there is a decrease of $1,036,805, or 10.6%, in the three months ended December 31, 2009. The decrease in the three-month period ended December 31, 2009 is primarily attributable to the decrease in the number of patients purchasing our programs which is due to difficult economic condition and a reduction in the advertising and promotion of our programs in Australia during the relevant period.

Cost of Revenue. Cost of revenue was $2,392,886 in the three months ended December 31, 2009, compared to $2,789,937 in the three months ended December 31, 2008. The decrease in cost of revenue was attributable to a decrease in the medication cost incurred by AMI Australia. As a percentage of revenue, cost of revenue was 37.6% in the three months ended December 31, 2009, compared to 21.1% in the three months ended December 31, 2008.  We attribute this increase primarily to the decrease in revenue during the relevant period being more than the decrease in related staff costs such as salaries of doctors, sales consultants and customer services.

Gross Profit. Gross profit was $3,970,142 in the three months ended December 31, 2009, compared to $10,421,060 in the 2008 comparable period. As a percentage of revenue, gross profit decreased to 62.4% in the quarter ended December 31, 2009 from 78.9% in the 2008 quarter. We attribute this decrease primarily to the increase in the percentage of cost of revenue to revenue during the relevant period.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8,025,415 in the three months ended December 31, 2009, compared to $9,800,763 in the three months ended December 31, 2008. As a percentage of revenue, selling, general and administrative expenses increased to 126.1% in the three months ended December 31, 2009 from 74.2% in the three months ended December 31, 2008. The increase in the three months ended December 31, 2009 is primarily attributable to the decrease in revenue during the relevant period.

Other Income and (Expenses). Other income and expenses was a net expense of ($170,209 in the three months ended December 31, 2009, compared to other net income of $67,356 in the three months ended December 31, 2008. As a percentage of revenue, other income and expenses was (2.7%) in the three months ended December 31, 2009 and 0.5% in the three months ended December 31, 2008.  The 3.2% decrease in the other income and expenses in 2009 is primarily attributable to the increase in interest expenses that resulted from additional borrowings and higher interest rates on our Australian dollar borrowings.

Net Income Before Income Tax and Income Tax Expenses. Net income before income tax was ($4,237,525) in the three months ended December 31, 2009, compared to $549,373 in the three months ended December 31, 2008. The decrease is primarily attributable to losses generated in our UK operations in the three months ended December 31, 2009.

Income tax expenses were $9,702 in the three months ended December 31, 2009 compared to $162,440 in the three months ended December 31, 2008. As a percentage of revenue, income tax expense decreased to 0.1% in the three months ended December 31, 2009 from 1.3% in the three months ended December 31, 2008. The decrease is primarily attributable the decrease in revenue in the three months ended December 31, 2009.

Net Income .. Net income was ($4,247,227) in the three months ended December 31, 2009, compared to $386,933 in the three months ended December 31, 2008. The decrease is primarily attributable to losses generated in our UK operations in the three months ended December 31, 2009.

Net income in our Australian operations was $20,079 in the three months ended December 31, 2009, compared to $361,461 in the three months ended December 31, 2008. The decrease is primarily attributable the decrease in revenue in the three months ended December 31, 2009.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide this information.

ITEM 4T.   CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d) – 15(e) under the  Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

(b)  Changes in internal controls over financial reporting.

During the second quarter of 2009, in connection with our evaluation of internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we concluded that there were no changes in our internal control procedures that materially affected, or are reasonably likely to materially affect, our internal control our financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

Please see Note 8 to our financial statements above.

Item 1A.   Risk Factors

As a “smaller reporting company”, we are not required to provide this information.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable for this quarterly report.

Item 3.   Defaults upon Senior Securities.

Not applicable for this quarterly report.

Item 4.   Submission of Matters to a Vote of Security Holders.

Not applicable for this quarterly report.

Item 5.   Other Information.

Not applicable for this quarterly report.

Item 6.   Exhibits.

The following exhibits are filed as part of this report:

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED MEDICAL INSTITUTE INC.

Date: March 3, 2010	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

By:	/s/ Dilip Shrestha
Dilip Shrestna
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.