Form 10-K/A
period 2008-06-30
ADVANCED MEDICAL INSTITUTE INC.
filed 2010-03-25
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of Form 10-K is incorporated by reference to the registrant’s proxy statement filed July 30, 2008.

EXPLANATORY NOTE

This Amendment No. 1  to the Annual Report on Form 10-K for the year ended June 30, 2008 of Advanced Medical Institute Inc. (the "Company"), originally filed on October 14, 2008 (the "2008 Annual Report"), is being filed by the Company to amend:

•	Part II, Item 7 to add an executive overview to Management’s Discussion and Analysis of Financial Condition and Results of Operations;
•	Part II, Item 9A to revise the disclosure under Controls and Procedures;
•	the Company's financial statements to include an audited balance sheet for the year ended June 30, 2007; and
•	Exhibits 31.1 and 31.2 to comply with the language required by Item 601(b)(31) of Regulation S-K.

In addition, pursuant to the Securities and Exchange Commission rules, the Company is including a currently dated Exhibit 32. This Form 10-K/A does not otherwise update any exhibits as originally filed in, and does not otherwise reflect events occurring after the original filing date of, the 2008 Annual Report.

TABLE OF CONTENTS

Page
Part II.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

Item 9A. Controls and Procedures	12

Part IV.

Item 15. Exhibits and Financial Statement Schedule	14

SIGNATURES	15

Part II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Special Note on Forward-Looking Statements. Some of the statements contained in this report on Form 10-K/A that are not historical facts are “forward-looking statements” which can be identified by the use of terminology such as “estimates,” “projects,” “plans,” “believes,” “expects,” “anticipates,” “intends,” or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this report on Form 10-K/A, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events. Factors that may cause actual results, performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
•	our ability to raise capital when needed and on acceptable terms and conditions;
•	the intensity of competition; and
•	general economic conditions.

All written and oral forward-looking statements made in connection with this report on Form 10-K/A that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

Information regarding market and industry statistics contained in this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources, and we cannot assure you of the accuracy or completeness of the data included in this report. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We have no obligation to update forward-looking information to reflect actual results or changes in assumptions or other factors that could affect those statements. See “Risk Factors” in our 2008 Annual Report for a more detailed discussion of uncertainties and risks that may have an impact on future results.

Overview

We provide medical and clinical support services to patients with sexual dysfunction and prostate problems, particularly for premature ejaculation ("PE") and erectile dysfunction ("ED"). We have nineteen clinics in Australia, one clinic in each of China and New Zealand, and two clinics in the United Kingdom.

We continuously evaluate the performance of our existing markets to determine whether to exit or continue in the market. As a result, we may decide to exit certain markets if they do not meet our business goals.

We believe that we are better positioned than our competitors in the erectile dysfunction field to meet the needs of our customers because we believe that our products are efficacious, safe, easy to use and cost-effective. We continuously research and develop new methods of treatment in relation to the treatment of sexual dysfunction in men and women, including impotence premature ejaculation, reduced male libido and female sexual arousal disorders.

The advertisement of our services is a key driver of our revenue and costs. In addition, given all of our revenue and expenses are denominated in a foreign currency (particularly the Australian dollar), any appreciation or deprecation of the U.S. dollar impacts our results of operations when translated into U.S. dollars.

Summary highlights for the fiscal year ended June 30, 2008:

•	We increased advertising in fiscal 2008 and this was a major factor in attracting new patients and contributed to a 36% increase in revenue in fiscal 2008 compared to fiscal 2007.

•	Principally as a result of the higher revenue, we earned net income of $994,779 in fiscal 2008 compared with a loss of $1.3 million in fiscal 2007.

•	We seek to fund our operations mostly from cash generated by our business. We are not highly leveraged; our interest bearing debt was $1.5 million at June 30, 2008.

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

Income Tax

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The income tax rates imposed by the taxing authorities vary.  Taxable income may vary from pre-tax income for financial accounting purposes.  There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits.  Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by Statement of Financial Accounts Standards (“SFAS”) 109 “Accounting for Income Taxes.”

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

Foreign Currency

As of June 30, 2008, the accounts of AMI Australia and its subsidiaries were maintained and its financial statements were expressed in the local currency for the jurisdiction in which the entity operated.  Such financial statements were translated into the functional currency in Australian Dollars (AUD) and thereafter to reporting currency in U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, “Foreign Currency Translation,” with the AUD as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholders’ equity (deficit) is translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity (deficit).

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

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

Currency Conversion

As of June 30, 2008 and 2007, the accounts of AMI Australia were maintained, and its financial statements were expressed, in Australian Dollars (AUD).  Such financial statements were translated into US Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the AUD as the functional currency.  According to the Statement, all assets and liabilities were translated at the exchange rate (AUD1 = USD0.96150) as of June 30, 2008, stockholder’s equity are translated at the historical rates and income statement items are translated at the weighted-average exchange rate for the period.  The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income.”

The following table sets forth, for the periods indicated, certain operating information expressed as a percentage of revenue:

Result of operations:

	Twelve months ended June 30,
	2008	2007
Revenue	100%	100%
Cost of Revenue	22.3%	24.8%
Gross Profit	77.7%	75.2%
Selling General and administrative expenses	72.4%	72.3%
Other income and expenses	(0.3)%	0.2%
Discontinued operation	(0.7)%	(4.5)%
Income before income tax	4.3%	(1.4)%
Income tax expenses	2.4%	2.1%
Net Income	1.9%	(3.5)%

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

Our aggregate cash balances as at June 30, 2008 were $3,127,029.  We forecast that we will be able to generate sufficient funds from our business in order to fund our operations in the ordinary course during the next 12 months.  Management has expanded our business into China and the United Kingdom and is considering further international expansion through either establishing new sales clinic operations or by licensing the intellectual property for use in territories in which we do not have clinics.

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

TWELVE MONTHS ENDED JUNE 30, 2008 COMPARED TO TWELVE MONTHS ENDED JUNE 30, 2007

REVENUE.  Revenue was $51,903,527 in the twelve months ended June 30, 2008 compared to $38,156,967 in the twelve months ended June 30, 2007, an increase of $13,746,560 or 36.0%.  The increase in revenue in the twelve-month period is primarily attributable to the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.  Part of the increase is also due to a significant increase in the A$:US$ exchange rate during the relevant period.

We recognize all expenses on the date they are incurred regardless of whether they relate to recognized or unearned revenue whereas unearned revenue (which is generated by current expenses) is unable to be recognized in the current period.

In addition, our unearned revenue during the twelve months ending June 30, 2008 increased by $1,821,512 to $6,922,800 for the twelve months ending June 30, 2007, compared to the twelve months ending June 30, 2007.  The increase in unearned revenue in the twelve-month period is primarily attributed to the increase in the number of patients seeking treatment programs from us over the same period in 2007. We attribute this increase to the following factors: (1) increased advertising campaigns with improved target marketing in the premature ejaculation segment; (2) increased brand name recognition; and (3) effectiveness of our products.  Part of the increase is also due to a significant increase in the A$:US$ exchange rate during the relevant period.

Revenue in AMI Australia’s premature ejaculation (“PE”) treatment programs has increased by $5,324,396 or 28.5% to $24,034,165 and revenue in AMI Australia’s erectile dysfunction (“ED”) treatment programs has increased by $6,025,771 or 33.0% to $24,302,733 in the twelve months ending June 30, 2008, compared to the twelve months ending June 30, 2007.  AMI Australia also generated $3,566,629 in revenue from its prostate programs in the twelve months ending June 30, 2008, compared to $1,320,096 in the twelve months ending June 30, 2007, an increase of 170.17%.

Revenue in our Australian operations was $50,572,312 in the twelve months ended June 30, 2008 compared to $37,245,631 during the twelve months ended June 30, 2007, an increase of $13,326,681 or 35.8%.  The increase in revenue in the twelve-month period is primarily attributable to the increase in the number of patients seeking treatment  from us during the twelve months ended June 30, 2008 over the same period in 2007.  We attribute this increase to the following factors: (1) effectiveness advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.  Part of the increase is also due to a significant increase in the A$:US$ exchange rate during the relevant period.

Revenue in our New Zealand operations was $1,275,681 in the twelve months ended June 30, 2008 compared to $871,605 during the twelve months ended June 30, 2007, an increase of $404,076 or 46.4%.  The increase in revenue in the twelve-month period is primarily attributable to the increase in the number of patients seeking treatment  from us during the twelve months ended June 30, 2008 over the same period in 2007.  We attribute this increase to the following factors: (1) increased effectiveness of advertising campaigns; (2) increased brand name recognition; and (3) effectiveness of our products.

Revenue in our Chinese operations was $55,534 in the twelve months ended June 30, 2008 compared to $39,730 during the twelve months ended June 30, 2007.  The increase in revenue in the twelve-month period is primarily attributable to an increase in the number of patients seeking treatment from us during the year ended June 30, 2008 compared to the same period in 2007.

COST OF REVENUE.  Cost of revenue increased to $11,504,761 in the twelve months ended June 30, 2008 compared to $9,313,044 in the twelve months ended June 30, 2007 primarily as a result of an increase in doctor consultancy fees and medication costs during the period.  These additional costs were incurred as a result of the additional treatment programs sold during the 12 month period.  As a percentage of revenue, cost of revenue was 22.3% in the twelve months ended June 30, 2008 compared to 24.8% in the twelve months ended June 30, 2007.  The decrease in the cost of revenue percentage by 2.5% and is primarily attributable to decrease in expenditures on our unprofitable Chinese and discontinued Japanese operations.

GROSS PROFIT. Gross profit was $40,305,598 in the twelve months ended June 30, 2008 compared to $28,699,647in the twelve months ended June 30, 2007.  As a percentage of revenue, gross profit increased to 77.7% in the twelve months ended June 30, 2008 from 75.2% in the twelve months ended June 30, 2007.  The 2.5% increase in the gross profit percentage is primarily attributable to decrease in expenditures on our unprofitable Chinese and discontinued Japanese operations.

Gross profit in our Australian operations was $39,067,551 in the twelve months ended June 30, 2008 compared to $27,932,587 in the twelve months ended June 30, 2007.  This increase is mainly attributable to an increase in revenue in the business without additional fixed costs being incurred.

Gross profit in our New Zealand operations was $1,183,283 in the twelve months ended June 30, 2008 compared to a gross profit of $790,752 in the twelve months ended June 30, 2007.  This is primarily attributable to an increase in revenue in the business without additional fixed costs being incurred.

Gross profit in our Chinese operations was $54,764 in the twelve months ended June 30, 2008 compared to ($23,692) in the twelve months ended June 30, 2007.  The principal reason is because of an improvement in revenue through sales being generated.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses were $37,597,347 in the twelve months ended June 30, 2008 compared to $27,569,036 in the twelve months ended June 30, 2007.  As a percentage of revenue, selling, general and administrative expenses increased to 72.4% in the twelve months ended June 30, 2008 from 72.3% in the twelve months ended June 30, 2007.  The percentage change was not material.

Selling, general and administrative expenses in our Chinese operations were $741,071 in the twelve months ended June 30, 2008 compared to $929,729 in the twelve months ended June 30, 2007.  Major expenses incurred were staff costs and advertising expenses.

OTHER INCOME AND EXPENSES.  Other income and expenses were $(113,388) in the twelve months ended June 30, 2008 compared to $70,585 in the twelve months ended June 30, 2007.  As a percentage of revenues, other income and expenses decreased to (0.3)% in the twelve months ended June 30, 2008 from 0.2% in the twelve months ended June 30, 2007.  The decrease is due to the decrease in the income received by the Company from the Heart Check Group and the increase in interest paid on the Company’s secured long term loan.

NET INCOME (LOSS) BEFORE INCOME TAX AND INCOME TAX EXPENSES.  Net income before income tax was $2,252,458 in the twelve months ended June 30, 2008 compared to ($550,831) in the twelve months ended June 30, 2007.  This improvement is due to significant expansion in the Company’s profitable Australian operations and the Company, substantially decreasing expenditures in its unprofitable Chinese operations.

Net income before income tax in our Australian operations was $4,312,262 in the twelve months ended June 30, 2008 compared to $2,452,564 in the twelve months ended June 30, 2007.  This increase is mainly attributable to increase in revenue in Australia.

Net loss before income tax in our New Zealand operations was ($615,443) in the twelve months ended June 30, 2008 compared to a net loss ($112,711) in the twelve months ended June 30, 2007.  This increase is attributable to an increase in advertising expenses without as significant an increase in revenue.

Net loss before income tax in our Chinese operations was ($741,068) in the twelve months ended June 30, 2008 compared to ($953,513) in the twelve months ended June 30, 2007.  The principal reason for the reduction in net loss is because we have reduced the amount of expenditure into our China operations.

Income tax expenses were $1,257,679 in the twelve months ended June 30, 2008 compared to $769,691 in the twelve months ended June 30, 2007.  This increase is attributable to the increasing profitability of the Company’s Australian business. As a percentage of gross income, income tax expense decreased from 2.4% to 2.1% which is attributable to a lower proportion of expenses being incurred in offshore jurisdictions which are unable to be offset against Australian income tax expenses.  Australian corporate tax is assessed nationally at 30% of net profit before tax.

NET INCOME (LOSS).  Net income was $994,779 in the twelve months ended June 30, 2008 compared ($1,320,522) in the twelve months ended June 30, 2007.  The reason for this is attributable to significant expansion in the Company’s profitable Australian operations and the Company substantially decreasing expenditure on its unprofitable Chinese operations.

Net income in our Australian operations was $3,054,583 in the twelve months ended June 30, 2008 compared to $1,682,873 in the twelve months ended June 30, 2007.  This increase is mainly attributable to the increase in revenue in Australia.

Net loss in our New Zealand operations was ($615,443) in the twelve months ended June 30, 2008 compared to a net loss ($112,711) in the twelve months ended June 30, 2007.  This increase is attributable to the increase in advertising expenses.

Net loss in our Chinese operations was ($741,068) in the twelve months ended June 30, 2008 compared to ($953,513) in the twelve months ended June 30, 2007.  The principal reason for the decrease in the net loss is because we have reduced the amount of expenditure into our China operations.

Item 9A(T).    Controls and Procedures.

(a) Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15(d) – 15(e) under the  Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in reports we file or submit under the Exchange Act and are effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding disclosure.

 (b) Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley Section 404A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and prinicpal financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles (GAAP)

As of June 30, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving controls over financial reporting that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were : (1) lack of a functioning audit committee and lack of majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, and, (2) inadequate segregation of duties consistent with control objectives. The aforementioned material weaknesses were identified by the Company's principal financial officer in connection with the audit of our financial statements as of June 30, 2008 and communicated to our management.

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

(c) Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2010	ADVANCED MEDICAL INSTITUTE INC.

	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 25, 2010	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 25, 2010	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer
(Principal Accounting Officer)

Date: March 25, 2010	By:	/s/ Forhad (Tony) Kahn
Forhad (Tony) Kahn
Executive Vice President and Secretary

EXHIBIT INDEX

Exhibit Number	Description

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

10.11
Consulting Agreement between the Company and the Heartcheck Group dated February 12, 2007 (incorporated herewith by reference to Exhibit 10.11 to Advanced Medical Institute Inc.’s Annual Report on Form 10K-SB, filed with the Securities and Exchange Commission on October 15, 2007).

10.12
Option Agreement between Worldwide PE Patent Holdco Pty Limited and AMI Group Limited dated May 2, 2007 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated May 2, 2007 and filed with the Securities and Exchange Commission on May 3, 2007).

10.13
Share Sale Agreement, dated as of April 30, 2008 (incorporated herewith by reference to Exhibit 10.1 to Advanced Medical Institute Inc.’s Current Report or Form 8-K dated April 30, 2008 and filed with the Securities and Exchange Commission on May 5, 2008).

14.1
Code of Ethics (incorporated herewith by reference to Exhibit 14.1 to Advanced Medical Institute Inc.’s Annual Report on Form 10-KSB for the period ended December 31, 2004 and filed with the Securities and Exchange Commission on May 31, 2005).

16.1
Letter of Lichter, Yu & Associates relating to its resignation of independent public accountants for Advanced Medical Institute, Inc. (incorporated herewith by reference to Exhibit 16.1 to Advanced Medical Institute Inc.’s Current Report on Form 8-K dated March 29, 2006 and filed with the Securities and Exchange Commission on March 31, 2006).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

/s/ Kabani & Company, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

October 2, 2008

ADVANCED MEDICAL INSTITUTE INC.

AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
		June 30, 2008	June 30, 2007
	Notes
CURRENT ASSETS
Cash & cash equivalent		$3,127,029	$864,481
Receivables, net		18,196,314	12,158,950
Receivables due from related parties	12	751,034	1,453
Inventory		468,950	269,707
Other assets	3	701,329	1,174,445

TOTAL CURRENT ASSETS		23,244,656	14,469,036

NON-CURRENT ASSETS
Security deposits		124,569	191,702
Property, plant and equipment, net	4	1,314,825	1,045,917
Net assets held for disposition	11	396,332	-
Intangible assets, net	2	30,281,340	28,217,069

TOTAL NON-CURRENT ASSETS		32,117,066	29,454,688

TOTAL ASSETS		$55,361,722	43,923,724

CURRENT LIABILITIES
Unearned revenue		$6,922,800	$5,101,288
Accounts payables & accrued expenses	6	9,874,446	5,808,271
Payables due to related parties		-	4,932
Interest bearing liabilities – current	5	422,715	72,044
Income taxes payable		820,674	326,006

TOTAL CURRENT LIABILITIES		18,040,635	11,312,541

NON-CURRENT LIABILITIES
Rental deposit received		-	6,833
Interest bearing liabilities – non current	5	1,523,716	2,424,362
Deferred tax liabilities	14	2,323,212	1,501,602

TOTAL NON-CURRENT LIABILITIES		3,846,928	3,932,797

TOTAL LIABILITIES		21,887,563	15,245,338

COMMITMENTS & CONTINGENCIES		-	-

STOCKHOLDERS’ EQUITY
Common stock, par value $0.001 per share, 90,000,000 shares authorized, 53,507,450 issued and outstanding as of June 30, 2008 and 2007		53,507	53,507
Additional paid in capital		24,149,420	24,149,420
Other comprehensive income	16	6,972,500	3,171,506
Retained earnings		2,298,732	1,303,953

TOTAL STOCKHOLDERS’ EQUITY		33,474,159	28,678,386

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		$55,361,722	$43,923,724

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

The Company is planning to dispose off its 50% owned subsidiary, Whygo Video Conferencing Pty Ltd (“Whygo”) (which owns all of the shares in Whygo Limited, a UK entity) in the subsequent period and re-classed the assets of Whygo as ‘Net Assets held for disposition’ in the accompanied financial statements.

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

Income Tax

Income taxes have been provided based upon the tax laws and rates in the countries in which operations are conducted and income is earned.  The income tax rates imposed by the taxing authorities vary.  Taxable income may vary from pre-tax income for financial accounting purposes.  There is no expected relationship between the provision for income taxes and income before income taxes because the countries have different taxation rules, which vary not only to nominal rates but also in terms of available deductions, credits and other benefits.  Deferred tax assets and liabilities are recognized for the anticipated future tax effects of temporary differences between the financial statement basis and the tax basis of the Company’s assets and liabilities using the applicable tax rates in effect at year end as prescribed by SFAS 109 “Accounting for Income Taxes.”

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
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2008

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share.” SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net loss per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

Recent Pronouncements

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on financial statements.

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

Recent Pronouncements (Continued)

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” The objective of this statement will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. Statement 141 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company does not expect the adoption of SFAS No. 141R to have a material impact on the consolidated financial statements.

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

In March, 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important. Based on current conditions, the Company does not expect the adoption of SFAS 161 to have a significant impact on its results of operations or financial position.

In May 2008, FASB issued SFASB No.162, “The Hierarchy of Generally Accepted Accounting Principles.” The pronouncement mandates the GAAP hierarchy reside in the accounting literature as opposed to the audit literature. This has the practical impact of elevating FASB Statements of Financial Accounting Concepts in the GAAP hierarchy. This pronouncement will become effective 60 days following SEC approval. The Company does not believe this pronouncement will impact its financial statements.

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

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2008

3.           OTHER ASSETS

Following is the summary of other assets as of June 30, 2008

	June 30, 2008	June 30, 2007
Bank guarantees	$112,256	$84,917

Advances and prepayments	23,220	57,397

Other receivables	67,305	106,100

Other debtors	498,548	544,185

Total	$701,329	381,856

4.           PROPERTY, PLANT AND EQUIPMENT

	June 30, 2008	June 30, 2007

Leasehold improvements at cost	$557,408	$541,746
Less: Accumulated depreciation	118,234	74,746
	439,174	467,000

Motor Vehicles	89,884	50,334
Less: Accumulated Depreciation	36,316	26,708
	53,568	23,626

Office Furniture & Equipment	803,398	474,426
Less: Accumulated Depreciation	177,720	99,363
	625,678	375,063

Computer Hardware – at Cost	462,013	357,854
Less: Accumulated Depreciation	318,141	220,420
	143,872	137,434

Low Value Pooled Fixed Assets	188,491	142,171
Less: Accumulated Depreciation	135,958	99,375
	52,533	42,796

Total Property, Plant and Equipment	$1,314,825	$1,045,917

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

ADVANCED MEDICAL INSTITUTE INC.
AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENT
JUNE 30, 2008

	June 30, 2008	June 30, 2007
5. INTEREST BEARING LIABILITIES

Current, as of the period ended June 30
Capitalized lease liability	$45,037	$72,044
Secured loan 2008	377,678	-
	$422,715	72,044

Non-current, due during the year ended June 30:
Capitalized lease liability	$26,061	$25,220
Secured Loan	1,497,655	2,399,142
Total non-current	$1,523,716	2,424,362

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

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2008 and 2007  are summarized as follows:

	Amount
	June 30, 2008	June 30, 2007

Accounts payable	$4,195,940	$1,714,756
Accrued salaries	611,049	443,806
Accrued professional fees	62,305	30,557
Accrued legal fee	89,083	-
Other current liabilities	290,800	102,000
Provision for DDR medication cost	-	887,845
Provision for DDR sales commission	-	828,428
Provision for DDR collection fee	-	828,428
Accrued DDR medication cost	1,204,760	-
Accrued DDR sales commission	1,204,760	211,709
Accrued DDR collection fee	1,204,760
Provision for patient refund	182,685	84,880
Accrued legal case settlement	-	250,396
Accrued payroll tax	-	59,416
Accrued compensated absences	828,304	366,050
Total	$9,874,446	$5,808,271

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

Total receivables from related parties included in the Company’s balance sheet was $152,924 and $1,453 as of June 30, 2008 and 2007.

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