Form 10-Q/A
period 2008-12-31
ADVANCED MEDICAL INSTITUTE INC.
filed 2010-03-25
CIK 1096620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 of Advanced Medical Institute Inc. (the "Company"), originally filed on February 17, 2009 (the "Quarterly Report"), is being filed by the Company to amend:

•	the disclosure under Liquidity and Capital Resources in Part I, Item 2; and
•	the disclosure under Controls and Procedures in Part I, Item 4(T).

No other changes to the Quarterly Report have been made. In addition, pursuant to the Securities and Exchange Commission rules, the Company is including currently dated certifications as Exhibits 31 and 32.

TABLE OF CONTENTS

		Page

Part I.	Financial Information

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3

	Item 4T. Controls and Procedures	9

Part II.	Other Information

	Item 6. Exhibits	9

SIGNATURES		10

PART I -   FINANCIAL INFORMATION

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

LIQUIDITY AND CAPITAL RESOURCES

We manage our cash so we are able to meet the obligations of our business, while maintaining financial liquidity and flexibility. We forecast, monitor and analyze our cash flows to enable prudent investment management and financing within the confines of our financial strategy.

As of December 31, 2008, we had total liabilities of $20,734,103, including unearned revenue of $5,503,498, and we had a positive net worth of $24, 460,262 . As of June 30, 2008, we had total liabilities of $22,027,966, including unearned revenue of $6,922,800, and we had a positive net worth of $33,474,159.   The predominant reason for the significant reduction in the net worth of the Company between June 30, 2008 and December 31, 2008 is due to a significant deterioration in the A$ exchange rate as compared to the US$ exchange rate.

Our aggregate cash balances as at December 31, 2008 were $1,356,170, our inventory was $780,912, and our net receivables were approximately $17.8 million. These receivables are due on average within 90-180 days. Despite the decrease in our cash and cash equivalents between June 30, 2008 and December 31, 2008 and our negative cash flows from operating activities during the quarter ended December 31, 2008, we forecast that we will be able to generate sufficient funds from our business to fund our operations in the ordinary course during the next 12 months. Our forecast is based on our analysis that our net cash outflow in the six months ended December 31, 2008 is mainly attributable to significant ineffective advertising expenses incurred in our Australian operations (which ineffective advertising has since been addressed), as well as cash used in the establishment of our UK operations.  The establishment of our UK operations has now largely been completed, with the operating performance and cash flow of our UK operations having improved such that the operations are cash flow break even or cash flow positive.

If our actual results over the next 12 months are materially worse than forecast, then we may need to raise funds through borrowings or capital raisings. In such event, there could be no assurance as to whether we could obtain any such financing or, if successful, what the terms might be.

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

Revenue in AMI Australia’s premature ejaculation (PE) treatments has increased by $ 4,343,136 or 38.2% to $15,723,133, and revenue in AMI Australia’s erectile dysfunction (ED) treatments increased by $11,493,363 or 13.5%  to $12,517,390, in the six months ended December 31, 2008, compared to the six months ended December 31, 2007. The numbers of patients in AMI Australia’s PE treatments and ED treatments are stable compared to the six months ending December 31, 2007. We attribute the increase in revenue in our PE treatments and ED treatments to the increase in the number of sales per patient, along with the higher sales price of the treatment programs sold. Revenue in AMI Australia’s prostate treatments has decreased by $428,026 or 35.9%, to $765,690, in the six months ended December 31, 2008, compared to the six months ended December 31, 2007. We attribute the decrease in revenue in our prostate treatments to decreases in the number of patients. The number of patients in AMI Australia’s prostate treatments decreased by 541 compared to the six months ended December 31, 2007.

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

ITEM 4(T).   CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS.

The following exhibits are filed as part of this report:

Exhibit Number	Description

10.1	Facility Agreement with St. George Bank Limited, dated October 22, 2008*

10.2	Amendment to Facility Agreement with St. George Bank Limited, dated November 21, 2008*

10.3	Loan Agreement with Secare health Centre Pty Limited, dated December 4, 2008*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2010	By:	/s/ Jacov (Jack) Vaisman
Jacov (Jack) Vaisman
Chief Executive Officer

Date: March 25, 2010	By:	/s/ Dilip Shrestha
Dilip Shrestha
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.1	Facility Agreement with St. George Bank Limited, dated October 22, 2008*

10.2	Amendment to Facility Agreement with St. George Bank Limited, dated November 21, 2008*

10.3	Loan Agreement with Secare health Centre Pty Limited, dated December 4, 2008*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 * Previously filed